Form 10-Q
period 2008-07-31
CARBON CREDITS INTERNATIONAL, INC.
filed 2008-10-23
CIK 1443611

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-53425

CARBON CREDITS INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	3825	26-1240905
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

2300 E. Sahara Avenue, Suite 800, Las Vegas, Nevada USA 89102

(Address of principal executive offices) (Zip Code)

(888) 579-7771

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,621,000 shares of Common Stock, $0.0001 par value.

1

2

INDEX TO FINANCIAL STATEMENTS

Page No.
Condensed Balance Sheets for July 31, 2008 (Unaudited) and October 31, 2007 (Audited)	F-2

Unaudited Condensed Statements of Operations for the Three and Nine Months Ended July 31, 2008 and Cumulative from Inception (October 15, 2007) to July 31, 2008	F-3

Unaudited Condensed Statements of Cash Flows for the Nine Months Ended July 31, 2008 and Cumulative from Inception (October 15, 2007) to July 31, 2008	F-4

Unaudited Statement of Stockholders' Equity (Deficit) for the Period From October 15, 2007 (Date of Inception) to October 31, 2007	F-5

Notes to Financial Statements for July 31, 2008 (Unaudited)	F-6

CARBON CREDITS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS

	July 31,	October 31,
	2008	2007
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS

Cash	$475	$43,934
Prepaid expenses	2,181	21,204

Total current assets	2,656	65,138

Total assets	$2,656	$65,138

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accrued liabilities	$231,280	$8,354
Shareholders' advances	11,784	3,960

Total current liabilities	243,064	12,314

STOCKHOLDERS' EQUITY (DEFICIT)

Class A Convertible Preferred stock, $.0001 par value,
10,000,000 shares authorized, 8,000,000 issued and outstanding	800	800

Common stock, par value $.0001,100,000,000 shares
authorized, 24,446,000 issued and outstanding (2007),
24,621,000 issued and outstanding (2008)	2,462	2,445
Additional paid in capital	118,957	69,975
Deficit accumulated during development stage	(362,627)	(20,396)

Total stockholders' equity(deficit)	(240,408)	52,824

Total liabilities & stockholders' equity(deficit)	$2,656	$65,138

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CARBON CREDITS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

			Cumulative
			from
	Three Months	Nine Months	Inception
	Ended	Ended	(October 15, 2007) to
	July 31,2008	July 31,2008	July 31,2008

REVENUES	$-	$-	$-

EXPENSES
General and administrative:
Consulting fees	83,126	249,376	263,110
Other	67,338	92,855	99,517

Total expenses	150,464	342,231	362,627

NET LOSS	$(150,464)	$(342,231)	$(362,627)

NET LOSS PER SHARE - BASIC	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC	24,621,000	24,603,847

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CARBON CREDITS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

		Cumulative
		from
	Nine Months	Inception
	Ended	(October 15, 2007) to
	July 31,2008	July 31,2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(342,231)	$(362,627)
Adjustments to reconcile net loss to net
Cash (used) by operating activities:
Common stock issued issued at spin off		2,420
Preferred stock issued for services		800
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	19,023	(2,181)
Increase in accrued liabilities	222,926	231,280

Net cash used by operating activities	(100,282)	(130,308)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	48,999	118,999
Increase in shareholders' advances	12,787	41,747
Shareholder advance - repayment	(4,963)	(29,963)

Net cash provided by financing activities	56,823	130,783

NET INCREASE (DECREASE) IN CASH	(43,459)	475

CASH, BEGINNING OF PERIOD	43,934	-

CASH, END OF PERIOD	$475	$475

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CARBON CREDITS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)
FOR THE PERIOD FROM OCTOBER 15, 2007 (DATE OF INCEPTION)
TO OCTOBER 31, 2007

						Deficit
						accumulated	Total
						during	Stockholders’
	Preferred Stock		Common Stock		Paid-in	development	Equity
AUDITED	Shares	Amount	Shares	Amount	Capital	stage	(Deficit)
Balance, October 15, 2007	-	$-	-	$-	$-	$-	$-

Shares issued in a spin off, October 17, 2007 at par value	-	-	24,196,000	2,420	-	-	2,420

Shares issued for services on October 17, 2007 after spin off at fair market value of services	8,000,000	800	-	-	-	-	800

Common stock issued for cash on October 24, 2007 at $0.28 per share	-	-	250,000	25	69,975	-	70,000

Net loss for period	-	-	-	-	-	(20,396)	(20,396)

Balance, October 31, 2007	8,000,000	800	24,446,000	2,445	69,975	(20,396)	52,824
(UNAUDITED)
Common stock issued for cash
on November 26, 2007, at $.28 p/s			175,000	17	48,982		48,999

Net (loss) for the nine months						(342,231)	(342,231)

Balance July 31, 2008 (unaudited)	8,000,000	$800	24,621,000	$2,462	$118,957	$(362,627)	$(240,408)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

CARBON CREDITS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
July 31, 2008
(UNAUDITED)

NOTE 1	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of July 31, 2008, and the results of its operations for the three months and nine months and cash flows for the nine months then ended have been made. Operating results for the three and nine months ended July 31, 2008 are not necessarily indicative of the results that may be expected for the year ended October 31, 2008.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s audited financial statements for the year ended October 31, 2007 included in Company’s Form S-1. The Company follows the same accounting policies in the preparation of this interim report.

Going Concern

The Company has not realized any revenues since inception. As of July 31, 2008, the Company has an accumulated deficit of $362,627.

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Our ability to continue in existence is dependent on our ability to develop our business plan and to achieve profitable operations.  Our business plan involves the licensor of our products, pursuing additional product approvals such as that provided by United Laboratories, (UL) for all of the products we are licensed to sell or use, which will enable us to have a worldwide customer base from which we can ultimately obtain our potentially largest source of revenue, the sharing of energy savings on a long-term basis.  In the event we are unable to achieve profitable operations and/or adequate cash flows in the near term, we plan to pursue additional debt or equity financing through private placements of our stock.   The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2	INCOME TAXES

There was no current federal tax provision or benefit recorded for any period since inception, nor were there any recorded deferred income tax assets, as such amounts were completely offset by valuation allowances since there is no assurance of future taxable income.

NOTE 3	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

New Accounting Standards Not Yet Adopted

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted  for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. The Company does not expect the adoption of SFAS 161 will have a material impact on its financial condition or results of operation.

CARBON CREDITS INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS
July 31, 2008
(UNAUDITED)

NOTE 3	THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.”  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

NOTE 4	EARNINGS PER SHARE

During the three and nine months ended July 31, 2008, our loss per share was less than ($.01) and ($.01), respectively, per share based on the weighted average number of shares outstanding during those periods of 24,621,000 and 24,603,847, respectively. Common stock equivalents are not used in the computation of loss per share as their effect would be antidilutive.

NOTE 5	EQUITY TRANSACTIONS

During the nine month period ended July 31, 2008, our Board of Directors approved the sale of, 175,000 shares of our restricted common stock to unaffiliated non resident aliens for $0.28 per share for a total of $48,999. These funds were received in November 2007 and the related shares issued.

NOTE 6	SHAREHOLDER ADVANCES

Shareholder advances increased $12,787 and repayments totaled $4,963 for a net increase of $7,824 during the nine months ended July 31, 2008.

NOTE 7	AFFILIATE ADVANCES

The advance of $10,000 on March 14, 2008 to CRI, our product licensor was returned to us on June 18, 2008.

NOTE 8	SUBSEQUENT EVENTS

Additional Sales of Common Stock

During the period May through August 2008, we inadvertently issued 14,187,500 common shares to various persons. Of this number 3,392,500 should have been issued in a private transaction between Dr. Praba and other shareholders for which his original shares were reduced from 11 million to 7,607,500, and the remaining shares, all of which were sent back to the transfer agent and cancelled, were issued to our CEO for 6,700,000 shares, to his wife for 4 million shares, and 95,000 to several shareholders of Environmental Alternatives, Inc, a company acquired by CCI in a stock exchange transaction on October 29, 2007.

Registration Statement

On September 18, 2008, our registration statement filed with the Securities and Exchange Commission on Form S-1 became effective, requiring us to become a fully reporting company.

Private Placement of Common Stock

In October 2008, we commenced a private placement for 4.5 million shares of our common stock with principally foreign investors under Regulation S. The offering price was equivalent to approximately $.33 per share for approximately $1,485,000. As of October 21, 2008, we had raised approximately $43,500.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains statements which, to the extent they do not recite historical fact, constitute "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by the use of words like "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "continue," and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption "Risks Related to Our Business" in our Registration Statement on Form S-1 for the fiscal year ended October 31, 2007. These forward looking statements are made only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-Q.

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock.

OVERVIEW

The Company is a development stage company in the business of developing and marketing electrical energy savings products.

PLAN OF OPERATION

The Company has had no operations since inception and is financially dependent on its shareholders, who have financed its existence to date.

The Company's plan of operation for the next twelve months is to raise sufficient capital to meet future working capital requirements and to continue to seek UL approval for its products so it can commence sales in North America.

DEVELOPMENT OF WORLDWIDE MARKETING AND SALES RIGHTS

Through an agreement dated July 25, 2008 with CRI, we hold the rights to market and sell worldwide, certain proprietary products. The cost of these products to us is on a mutually agreeable basis.

Initially, we will earn commissions on Asian sales of products until such time as we have retained our own sales personnel. After that and in accordance with generally accepted accounting principles, we will report sales and cost of sales since the rights and obligations relating to such sales and cost of sales will be ours. We believe initial sales will not occur until after we obtain UL approval which we are preparing to pursue forthwith.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

As initially forecasted, we have incurred operating losses since our inception, related primarily to general and administrative costs of which accrued consulting for officers is the most significant item. During the current quarter and nine months then ended we lost $150,464 and $342,231, respectively. There were no comparable prior year periods. The Company has incurred cumulative losses of $362,627 since inception.

Also included in general and administrative expenses in the current quarter and nine months were stock registration costs of $40,000, audit costs of $10,000 and professional fees for international tax consulting of $8,400.

2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations from private financing since we have had no revenues. We have suffered recurring losses from operations and have a working capital deficiency of $240,408 as of July 31, 2008. Our capital requirements are becoming more significant as we move forward in time and develop our business plan.

CASH REQUIREMENTS AND NEED FOR ADDITIONAL FUNDS

In order to develop our business plan in the near term, we anticipate that we will require approximately $1,500,000 through additional financing by way of private placements, such as we have done in the past, for general and administrative expenses, including consulting fees, UL approval, the establishment of marketing and sales efforts in Asia and North America, and the cost to acquire inventory and related technical personnel to support these efforts.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2008.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2008. During the quarter ending on July 31, 2008,, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The above ineffectiveness of disclosure and procedure controls was due to the incorrect number of shares being issued by our CEO, who was at that time the only person set up for issuing shares. Such shares were issued without any written resolution, only his written acknowledgement which was accepted by the transfer agent, and was not caught as an unauthorized issuance until the more recent updated shareholder listing was requested and reconciled to the shares outstanding. This matter was not rectified until approximately two months after the occurrence of the incorrectly issued shares.

We subsequently changed those procedures and disclosure controls to have a written resolution for all shares to be issued including stock subscriptions, prior to share issuances, which resolution must be signed by the Board of Directors and provided to the transfer agent as a condition of issuing shares. The transfer agent was instructed to provide quarterly, an updated shareholder listing which is to be reconciled with the related approved resolutions by our CFO.

3

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against us. None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings that have been threatened against us.

ITEM 1A.	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBON CREDITS INTERNATIONAL, INC.

Date: October 22, 2008	By:	/s/ Han J Schulte
Han J Schulte
President and Principal Executive Officer

4