Form 10-K
period 2008-10-31
CARBON CREDITS INTERNATIONAL, INC.
filed 2009-01-29
CIK 1443611

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended October 31, 2008

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-53425

CARBON CREDITS INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	26-1240905
(State of Incorporation)	(IRS Employer Identification Number)

2300 E. Sahara Avenue, Suite 800, Las Vegas, Nevada USA 89102

(Address of principal executive offices)

Registrant’s Telephone Number:
(888) 579-7771

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☒

As of January 29, 2009, there were 24,911,000 shares of the Registrant’s Common Stock issued and outstanding.

PART I

Item 1.	Description of Business

Carbon Credits International, Inc. (“CCII” “the Company”, “we”, “our”, or “us”) is engaged in the business of marketing and distributing both branded and private label power saving devices (PSDs) manufactured by Carbon Reducer Industries, Sdn. Bhd., a Malaysian corporation (“CRI”), pursuant to an Exclusive Distribution Agreement between our Company, as licensee, and CRI, as licensor, which provides our Company with the exclusive worldwide right to market and distribute products manufactured by CRI, including the right to enter into sublicenses with third-party distributors.

Our website may be found at www.carbonproreducer.com

PRODUCTS AND SERVICES

All of the energy savings products of which we became the exclusive world-wide licensee to sell as of July 25, 2008, had previously been approved for sale in Asia, and have been selling in Malaysia for over the past five years under a private brand name. Recent Asian sales by third party agents prior to our obtaining the exclusive license included the Kuala Lumpur International Airport and sales to the Malaysian government where the products were installed in a 500 kilometer stretch of highway. These two installations resulted in revenue sharing from energy savings by the sales agents of Radatech, the predecessor to CRI.

Principal Products and Services

We intend to market and distribute three (3) main products detailed below.  Each of these products are manufactured by CRI and marketed and distributed by CCII pursuant to an Exclusive Distribution Agreement with CRI dated July 25, 2008. Each product can be tailored accordingly, depending on the load demands applicable to each particular requirement.

Reducer™ Enersaver:

This product is designed to operate on a mixed load set up and will save between 15% and 35% on each installed electrical appliance. The device is connected directly to the clients Distribution Board (DB).  This installation requires limited client downtime. Reducer™ Enersaver can operate on 15A single phase supply up to 150A three phase.  It works by continuously detecting the required load and self adjusts its reactor coil and auto coil to provide an optimum supply to the load.

Reducer™ Motorsaver:

As the name suggests, this product is designed for electric motors and is another intelligent product from Reducer ™. We can supply anything from 1.5KW to 300KW depending on the motor’s size. This is a powerful device with built in Soft Starter, Variable Speed Devices, and a proprietary Load Detection Mechanism. With this LDM in place, we can save between 25% and 35% on the motor loss by adjusting the power factor of the motor to attain an efficiency of between 0.95 and 0.99.  Once we have saved on the motor losses, we then take advantage of the built in VSD to monitor the operational usage. With this function, we can save a further 20% to 30% depending on the motor’s sizing.

Reducer™ Street Light Manager:

The Street Light Manager is available in two models. The standard system can achieve a minimum 24% saving. The second option is our flagship model incorporating an intelligent system with “dimmer” control, providing savings as high as 45%. The savings for both systems will depend on the programming of our devices in accordance with local laws and highway regulations.

The product name, “Reducer” was inspired by our interest in removing the black or wasted electrical current within any premises or applications, reducing excesses in real power consumption. After we have audited the premises we can provide an average energy saving of 15% to 35% off the actual energy bill. We plan to install our Reducer products to all customers that are interested in savings on their electrical power consumption through qualified electrical contractors that will be trained by CRI personnel in the proper installation of the products.

Our Reducer appliances are compatible with over 95% of the electrical equipment available on the market today. We have a product that is able to provide consistent savings on a mixed load environment without requiring any physical re-wiring to the existing distribution boards.

All of the installations will require periodic visits by a qualified technician who will determine the energy savings to date and replace any parts coming up for replacement based on the installation or last repair/replacement date. CRI’s basic warranty of 3 years covers all service and part replacements. For additional consideration, the basic warranty can be extended to 10 years.

Item 1.	Description of Business - continued

PRODUCTS AND SERVICES - continued

Marketing and Distribution

We intend to undertake our own direct marketing efforts to promote and sell our products in the Asian market. Regarding brand awareness, we will launch global marketing campaigns, regional advertisements, road shows, seminars and exhibitions to educate and promote our Reducer power saving devices.  As our mission statement says:

To become a prominent global player providing reliable and proven energy saving solutions.
To provide future safe solutions which optimize energy conservation increasing the efficiency of electrical appliances.
To enable our clients to harvest Carbon Credits under the guidance of the Clean Development Mechanism and the Kyoto Protocol Conference.

We also intend to enter into sublicense agreements with qualified sub-distributors in addition to having sales agents who will sell directly for us based on a commission structure. These sublicense agreements may require an initial license fee as well as a royalty based on gross sales. Retaining exclusivity, we bill based upon a mutually agreeable annual or semi-annual sales minimum.

Dependence on One or a Few Major Customers

We do not anticipate dependence on one or a few major customers for at least the next 12 months or the foreseeable future.

Patent, Trademark, License & Franchise Restrictions and Contractual Obligations & Concessions

We distribute our products under license and all trademarks and patents pending are the property of our licensor. We do not intend to obtain any additional trademarks or patents. CCII has not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions.

Existing or Probable Government Regulations

There are no existing government regulations nor are we aware of any regulations being contemplated that would adversely affect CCII’s ability to operate.

Research and Development Activities and Costs

CCII has not incurred any costs to date and has no plans to undertake any research and development activities during the first year of operation. We do intend to pay for all approvals needed to market our products worldwide including the United Laboratories approvals.

Compliance With Environmental Laws

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that address issues specific to our business.

Facilities

We rent executive office facilities in Las Vegas. This is a shared office facility which offers office space and secretarial and administrative services for $294 monthly. We may cancel upon 30 days written notice. This location will serve as our primary office for planning and implementing of our plan in the United States. We will continue to use this space for our executive offices for the foreseeable future.

We also rent an office space at Level 20, Menara Standard Chartered, 30 Jalan Sultan Ismail, Kuala Lumpur, Malaysia 50250. We rent this space on a month to month basis at a minimum monthly rental rate of $125 per month. We may cancel upon 30 days written notice and our intention is to do so during 2009.  This location will serve as our satellite office for planning and implementing of our plan in Asia and other foreign countries.

Since substantially all of our business is presently conducted from the homes of our two officers, we approved a monthly rent to each of our two officers of $1,500 per month effective December 1, 2008.

Employees

CCII has two employees at the present time. Mr. Schulte, and Mr. Braverman, who are officers and directors, and are responsible for all planning, developing and operational duties, and will continue to do so throughout the early stages of our growth.

There is no intention of hiring other employees until the business has been successfully launched and we have sufficient, sustained revenues flowing to CCII from our operations or have raised sufficient equity capital. Our officers and directors will perform whatever work is required without paid compensation, until our business is to the point of having available cash flow. Human resource planning will be part of an ongoing process that will include regular evaluation of operations and revenue realization.

Item 1.	Description of Business - continued

RESEARCH AND DEVELOPMENT

None

COST AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

None

AVAILABILITY OF FILINGS

A copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Item 1A.	Risk Factors

We have no operating history and have maintained losses since inception, which we expect to continue into the near term.

We were incorporated on October 15, 2007 and only just recently commenced operations. We have not realized any significant revenues to date. We have no operating history at all upon which an evaluation of our future success or failure can be made. Our cumulative net loss from inception (October 15, 2007) to October 31, 2008 was $(487,048).

Our ability to achieve and maintain profitability and positive cash flow beyond the near term is dependent upon:

●	our ability to further develop our customer base for our products in Asia:
●	the ability of our licensor to obtain UL approvals for our products to be sold in other countries;
●	our ability to generate a customer base in other countries;
●	the ability of CRI to furnish quality products at the level we require to support our global operations;
●	our ability to control costs; and
●	our ability to compete with other energy savings products.

Based upon our proposed plans, we expect to incur operating losses through October 31, 2009, and be profitable thereafter. This forecast would improve if CRI is able to obtain UL approval for our products which we plan on pursuing by December 31, 2009.  There will be substantial costs and expenses associated with the development and marketing of our products in North America once UL approval is obtained for which revenues in that area will be initially limited. Failure to generate revenues initially in North America will not cause us to go out of business because we expect to sustain commissions in Asia commencing January 2009, and ultimately adequate cash flows in the latter part of 2009.

If we are unable to obtain the necessary revenues and financing to implement our business plan we will not have the money to pay our ongoing expenses and we may go out of business unless we obtain sufficient funding from existing or new shareholders.

Our ability to successfully sell our products to generate operating revenues in other countries depends on our ability to sustain overall profitability and cash flows to implement our business plan. Given that we have a limited operating history, limited present revenues and only losses to date, we may not be able to achieve this goal, therefore we plan to continue selling equity securities to be able to pay our operating costs. Should this fail, we may go out of business.

At October 31, 2008, we had $75,223 of cash.  As of the date hereof, we have $46,200. Our budgeted operating cash expenditures for the next 12 months through October 2009 including officers’ compensation are approximately $700,000 and our forecasted cash flows from gross profit is approximately $800,000. Therefore, we presently have forecasted a positive cash position from pre tax operations as of October 2009 of $100,000.  There are no estimated U.S. income taxes through October 31, 2009 due to our net operating loss carryforward.  However, we anticipate raising funds of approximately $250,000 if we proceed with manufacturing in the United States, and additional funds if we pursue energy savings performance contracts (ESPC) of $3,000,000 in order for us to purchase products from CRI and share in the energy savings of our customers for 10 years. These contracts and resulting revenue and cost of products have not been included in the aforementioned budget. In addition, we estimate needing additional working capital of $250,000 to pay our overhead until such expenses can be paid for through recurring revenues.

How long CCII will be able to satisfy its cash requirements depends on how quickly we can generate revenues in Asia and other countries. Although there can be no assurance at present, we plan to be in a position to generate cash flow from revenues in North America in the fourth calendar quarter of 2009.

We plan on selling additional equity securities to generate sufficient cash flows to supplement our operating budget until operations support continuing cash flows. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders depending on the price we can sell such shares. The resale of shares by our existing stockholders pursuant to this annual report may result in significant downward pressure on the price of our common stock and cause negative impact on our ability to sell additional equity securities.

Item 1A.	Risk Factors - continued

We have limited sales and marketing experience.

Our management has limited experience in marketing our proposed products and no distribution system has yet been successfully tested. While we have plans for marketing and sales, there can be no assurance that such efforts will be successful or that we will be able to attract and retain qualified individuals with marketing and sales expertise. Our future success will depend, among other factors, upon whether our products can be sold at a profitable price and the extent to which consumers acquire, adopt, and continue to use them. There can be no assurance that our products will gain wide acceptance in our targeted markets or that we will be able to effectively market our products.

If our estimates related to expenditures and cashflow from operations are erroneous, and we are unable to sell additional equity securities, our business could fall short of expectations and you may lose your entire investment.

Our financial success is dependent in part upon the accuracy of our management's estimates of expenditures and cash flow from operations. If such estimates are erroneous or inaccurate, we may not be able to carry out our business plan, which could, in a worst-case scenario, result in the failure of our business and you losing your entire investment.

We may not be able to compete effectively against our competitors.

We are engaged in a rapidly evolving field. Competition from other companies in the same field is intense and is expected to increase. Many of our competitors have substantially greater resources, research and development staff, sales and marketing staff, and facilities than we do. In addition, other recently developed technologies are, or may in the future be, the basis of competitive products. There can be no assurance that others will not copy and/or sell our products, or that our competitors will not develop technologies and products that are more effective than those developed and being developed by us which could render our technology and products obsolete or noncompetitive.

Our Business Model may not be sufficient to achieve success in our intended market

Our survival is dependent upon the market acceptance of a narrow group of products.  Should these products be too narrowly focused or should the target market not be as responsive as we anticipate, we will not have in place alternate products we can offer to ensure our survival.

Inability of Our Officers and Directors to devote sufficient time to the operation of the business may limit our success.

Presently, our officers and directors allocate the majority of their time to the operation of CCII’s business.  Since our officers and directors are currently involved part time elsewhere, they may not be able to devote full time availability to work for CCII. If our officers are not paid the compensation we agreed to provide them due to our insufficient cash flows, their efforts on our behalf may not warrant their continued attention on our behalf.

Should the business develop faster than anticipated, our president/CEO and our CFO have agreed to devote all of their time to our business, however, we may have to retain other personnel to ensure that we continue in existence and remain a going concern.

Issues concerning our CTO and CRI

Our former CTO, whose resignation was accepted on December 11, 2008, was the president and controlling shareholder of CRI, the manufacturer of the energy savings products we presently are licensed to sell.  It has not been demonstrated that CRI has the capacity or willingness to support extensive sales and distribution of the products we seek to sell, nor has it clearly indicated the pricing structure it may seek so that we can determine our selling prices and resulting profitability. Until we obtained the exclusive license to sell CRI products, they had their own sales agents and distribution channels and manufactured similar products under private label. To date there has been no attempt to interfere with this structure. After our exclusive license to distribute CRI products was signed on July 25, 2008, CRI entered into a distributor agreement with Aspen Power in Malaysia without our knowledge or subsequent consent, thereby violating our agreement and limiting our relationship and control over the distributor. To date we have not taken any action against CRI or Aspen Power to enforce our position, although we have the legal right to do so.

Because of the present structure of CRI, and our uncertainty as to their ability to support worldwide sales, we believe it is in our best interests to have all of the products we want to sell be manufactured in the Unites States so that we can more easily and timely support sales in North America and other countries.  To accomplish this, we will need to have CRI furnish us the proprietary parts needed for these products which they have expressed a willingness to do at some time in the future.

Item 1A.	Risk Factors - continued

We need to retain key personnel to support our products and ongoing operations.

The development and marketing of our products will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers and other needed key employees and contractors who have critical industry experience and relationships that we rely on to implement our business plan. The loss of the services of any of our officers would negatively impact our ability to sell our products, which could adversely affect our financial results and impair our growth.

Future  regulation of “Green Technologies” and related products could restrict our business, prevent us from offering our products or increase our cost of doing business.

At present there are few laws, regulations or rulings that specifically address the use of “green technologies” and related products such as the products we sell. We are unable to predict the impact, if any, that future legislation, legal decisions or regulations may have on our business, financial condition, and results of operations. The increasing growth of “green technology” and related products heighten the risk that governments or other legislative bodies will seek to regulate such technologies and/or related products, which could have a material adverse effect on our business, financial condition and operating results.

Our independent auditors’ report states that there is a substantial doubt that we will be able to continue as a going concern.

Our independent auditors, De Joya Griffith & Company, LLC, Certified Public Accountants, state in their audit report, dated January 20, 2009 and included with this annual report, that since we are a development stage company, have no established source of revenue and are dependent on our ability to raise capital from shareholders or other sources to sustain operations, there is a substantial doubt that we will be able to continue as a going concern.

Investors will have little voice regarding the management of CCII due to the large ownership position held by our existing management and thus it would be difficult for new investors to make changes in our operations or management, and therefore, shareholders would be subject to decisions made by management and the majority shareholders.

At the present time our CFO directly owns 2 million shares of the total of 24,781,000  issued and outstanding shares of CCII’s common stock  as of October 31, 2008, and our CEO and CFO own directly 8,000,000 shares of the total of 8,000,000 issued and outstanding shares of CCII’s preferred stock. Thus, our two officers and directors are in a position to continue to control CCII. Of these shares, Mr. Schulte, our CEO, President and Director, owns 6,000,000 shares of our preferred stock, or 75%.

Dr. Prabaharan Subramaniam, our former Chief Technology Officer, and former Director, (resigned December 11, 2008) owns 7,607,500 shares of our common stock (exclusive of the 1 million shares owned by a company which his wife controls), or 30.69%and Ivan Braverman, our Secretary/Treasurer/CFO and Director owns 2,000,000 shares of our common stock, or 8.07%., and 2,000,000 shares of our preferred stock, or 25%. Such control may be risky to the investor because the entire Company's operations are dependent on a very few people who could lack ability, or interest in pursuing CCII operations. In such event, our business may fail and you may lose your entire investment. Moreover, new investors will not be able to effect a change in the Company’s business or management unless they acquire a sufficient number of shares to effect a change in control.

Risks Associated with our Common Stock

Difficulty for CCII stockholders to resell their stock due to a lack of public trading market

There is presently no public trading market for our common stock, however it is likely that an active public trading market can be established and sustained in the near term.  We intend to have our common stock quoted on the OTC Bulletin Board as soon as practicable.  However, there can be no assurance that CCII’s shares will be quoted on the OTC Bulletin Board.  Until there is an established trading market, holders of our common stock may find it difficult to sell their stock or to obtain accurate quotations for the price of the common stock.  If a market for our common stock does develop, our stock price may be volatile.

Item 1A.	Risk Factors - continued

Broker-dealers may be discouraged from effecting transactions in our shares because they are considered penny stocks and are subject to the penny stock rules.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 impose sales practice and disclosure requirements on FINRA broker-dealers who make a market in "penny stocks". A penny stock generally includes any non-Nasdaq equity security that has a market price of less than $5.00 per share.  Our shares currently are not traded on Nasdaq nor on any other exchange nor are they quoted on the OTC/Bulletin Board or “OTCBB”.  We are presently working with a broker-dealer to act as a market maker for our stock and they filed on our behalf with FINRA an application on Form 211 for approval for our shares to be quoted on the OTCBB. If we are successful in establishing a market maker and successful in applying for quotation on the OTCBB, it is very likely that our stock will be considered a “penny stock”. In that case, purchases and sales of our shares will be generally facilitated by FINRA broker-dealers who act as market makers for our shares.  The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.

In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt.  A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities.  Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

We became subject to the periodic reporting requirements of the Securities Exchange Act of 1934, which required us to incur audit and legal fees in connection with the preparation of such reports. These additional costs will negatively affect our ability to earn a profit.

We became a reporting Company on September 18, 2008, and were required to file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, and the rules and regulations thereunder. In order to comply with such requirements, our independent registered auditors will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time, however, the auditors have billed $11,250 for the October 31, 2008 audit of which $5,000 was paid as of that date and the balance subsequently paid. The incurrence of such costs will obviously be an expense to our operations, when incurred.  Since our CFO’s background parallels that of our present auditors, we should be able to anticipate the needs of our auditors and thereby keep to a minimum, our ongoing audit and review costs.

Because we do not intend to pay any dividends on our common stock, investors seeking dividend income or liquidity should not purchase shares of our common stock.

We have not declared or paid any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future. Investors seeking dividend income or liquidity should not invest in our common stock.

Because we can issue additional shares of common stock, purchasers of our common stock may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 100,000,000 shares of common stock, of which 24,781,000 shares are issued and outstanding as of October 31, 2008.  We are authorized to issue up to 10,000,000 shares of preferred stock, of which 8,000,000 shares are issued and outstanding as of October 31, 2008. Our Board of Directors has the authority to cause us to issue additional shares of common stock and preferred stock, and to determine the rights, preferences and privilege of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of CCII in the future.

For the services rendered by our CFO to date, we intend to award him the balance of the preferred shares authorized (2 million shares) upon the implementation of an Equity Compensation Plan at some date in the future.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Description of Property

We lease on a month to month basis virtual executive suites in two locations, Las Vegas, Nevada, and Kuala Lumpur, Malaysia, with average monthly rentals of $294 and $135, respectively, as of October 31, 2008.  In December the Board of Directors approved additional month to month rentals to our two officers of $1,500 each as all operations are conducted by them at their residence offices. We own no real estate.

Item 3.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  Our operations are subject to federal, state and local laws and regulations. Currently, we are not involved, or the subject of, any pending or existing litigation as defendants, however, we may bring some legal action against Dr.Praba and/or CRI as discussed in the subsequent event footnote in the accompanying financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholders Matters and Issuer Purchases of Equity Securities

Our common stock is currently not quoted on any exchange.

Holders

As of October 31, 2008, there were 110 holders of record of our Common stock.

Dividends

We have never declared or paid cash dividends on our common stock.  We anticipate that in the future we will retain any earnings for the development and operation of our business.  Accordingly, we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

We currently have no Equity Compensation Plan.

Unregistered Securities Sold.

During the year ended October 31, 2008 we issued 381,000 shares of common stock for cash proceeds of $116,979 of which 46,000 shares totaling $14,253 had not been issued as of December 31, 2008, but were issued by January 2, 2009.

Preferred Stock

Our Articles of Incorporation authorize the issuance of 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The terms of the preferred shares are at the discretion of the board of directors. Currently 8,000,000 preferred shares are issued and outstanding and have the following rights, preferences and privileges:

Ranking: Our Series A Preferred Stock (“Class A Stock”) ranks, as to dividends and upon liquidation, senior and prior to our common stock, par value $0.0001 per share (the “Common Stock”) and to all other classes or class of stock issued by the Issuer, except as otherwise approved by the affirmative vote or consent of the holders of a majority of the shares of outstanding Class A Stock.

Liquidation Rights. With respect to rights on liquidation, the Class A Stock shall rank senior and prior to our Common Stock and to all other classes or series of stock issued by us, except as otherwise approved by the affirmative vote or consent of the holders of at least a majority of outstanding Class A Stock.

Item 5.	Market for the Registrant’s Common Equity, Related Shareholders Matters and Issuer Purchases of Equity Securities - continued

Preferred Stock - continued

Voting.  The Class A Stockholders shall be entitled to four (4) votes for each share of Class A Stock held on any matters requiring a shareholder vote of CCII.

Conversion.  Any Class A Stockholder shall have the right, at any time from the date of issuance, to convert any or all of its Class A Stock into 4 shares of fully paid and non-assessable shares of Common Stock for each share of Class A Stock so converted.

Anti-takeover provisions

There are no Nevada anti-takeover provisions that may have the effect of delaying or preventing a change in control.

Item 6.	Selected Financial Data

The following table sets forth certain selected financial data for the fiscal years ended October 31, 2008 and 2007. The following selected financial data should be read together with our financial statements and notes thereto as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Balance Sheet:	2008	2007
Current assets	$77,400		$65,138
Total assets	$86,706		$65,138
Current liabilities	$73,292		$12,314
Working capital	$4,108		$52,824
Stockholders' equity	$13,414		$52,824
Loss per Share	$(.02)	$		*

Statement of Operations:	For the Year Ended October 31, 2008	For the Year ended October 31, 2007
Revenue	$767	$-
Total operating expenses	$467,491	$20,396
Net loss	$(466,652)	$(20,396)

Less than $(0.01) per share

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and related notes which appear elsewhere in this form. This discussion contains forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including various risks and uncertainties discussed below and elsewhere in this prospectus, particularly under the heading Risk Factors.

We completed our first full year of operations as of October 31, 2008. Our prior year consisted of only 15 days and was largely devoted to fund raising after our spin-off dated October 17, 2007 from our parent company, Carbon Credits Industries, Inc.. We had no revenues and total expenses were $20,396 of which officer compensation was $13,734.

During our current year our most significant expense was also compensation for management of $340,009 of which $313,443 was contributed back by our officers and is recorded as a reduction in accrued liabilities and an increase in paid in capital as of October 31, 2008.  The less significant amounts included in general and administrative expenses for the current year were:

Travel	$50,966
Stock registration costs	26,292
Audit and review services	13,500
Stock transfer fees	5,785
All other	30,939

Total	$127,482

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Travel included two international trips by our legal counsel and CFO to formalize our initial and subsequent business strategy and by our CEO who had many trips to interact with CRI and our former CTO in Malaysia.

During the current year we accomplished the following:

1.
We were successful in obtaining audited financial statements for our first year of existence at a cost of $11,500 which was required for us to include in our registration statement filed with the Securities and Exchange Commission on September 10, 2008.

2.
Our registration statement on Form S-1 became effective on September 18, 2008, and we became a fully reporting company as a result. We filed our first quarterly report for the quarter ended July 31, 2008 at a cost of $2,000.

3.
We entered into an exclusive worldwide distribution agreement on July 25, 2008, with CRI which was recently amended to include commissions for any sales made by CRI for which we were not involved directly. Although we had no sales during the current fiscal year, we did earn $767 of commissions as a result of CRI selling demonstrator products to its new Malaysia distributor in August 2008.

4.
We raised $98,619 in two private placements of our common stock in October during the fiscal year ended October 31, 2008, resulting in the issuance of 335,000 shares of common stock. We also received prior to November 1, 2008 another $15,180 for 46,000 shares of common stock for stock subscriptions dated in November and December 2008 which are reflected in equity as a payable.

5.
We located a facility in Arizona from which we could ultimately manufacture our products for distribution in North America.  Initial start-up costs exclusive of materials are estimated to be $250,000. The manufacturing facility is close to the residence of our CFO who can oversee the manufacturing operations from its inception.

6.	We had our first revenues consisting of $767 of CRI demonstrator sales to a distributor in August 2008.

Our focus in the next 12 months will be to seek necessary working capital and funding through private placement of our common stock, and to develop our sales network in Asia. Our development plan focuses on direct marketing efforts by our president/CEO in Thailand, the existing sales structure of CRI, and the potential for selling other “green” products. Our marketing strategy is based on reliable products, consistent quality and exceptional energy savings. We estimate the necessary funding to implement this stage of the development plan to be $3,500,000, of which the ESPC portion is $3,000,000. We believe our continuing private placement of common stock be enhanced to provide for this expected funding.

Our long term business strategy is to manufacture our own products for sale outside Asia, and to sell our products worldwide through sales agents and distributors. Our products will include other “green” products whose required development fits within our business plan and capability.

Liquidity and Capital Resources

At October 31, 2008, we had working capital of $4,108 and a cash balance of $75,223. We anticipate the future cash flows from revenues will not be adequate to fund our operations and business plan over the next twelve (12) months.  We have no lines of credit or other bank financing arrangements.  The Company has been able to meet its cash requirements from private placements of its common stock and officer advances, however, only a small portion of officers’ compensation was paid and the balance of their accrued compensation through October 31, 2008, of $313,443 was contributed by them to paid in capital.   We expect this situation may continue for at least the near term.

In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures. We intend to finance these increases from private placements of equity and future revenues from operations. Our revenues will continue to come from commissions earned on sales of products by CRI and direct sales by us to customers, however, if we are able to obtain substantial cash flows through private placements of our common stock or from distributors or other entities, and place those funds in energy savings performance contracts (ESPC) with our customers or theirs from whom we could receive up to a 10 year stream of monthly revenues, we could substantially increase our revenues and resulting profitability. ESPC’s have been around for 20 years and are often the vehicle of choice to finance companies who are otherwise unable to provide their own funds for enhancement of their energy improvements.

Significant Accounting Policies

The Company has adopted the following significant accounting pronouncements:

Revenue Recognition

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Commission Income

We earn commissions on product sales pursuant to the amended exclusive worldwide license agreement as further described below.  Such commissions are considered earned and recorded at the time of shipment by CRI to its distributors, or customers occur. By agreement, CRI is to pay our commissions 30 days after the month in which CRI collects the entire sales amount from its distributors or customers. To date all commissions have been earned from products shipped within Malaysia.

Product Sales

Our product revenues, when earned, will result from either the direct sale of our licensed products to customers or commissions earned from the sale of products through CRI’s distributors or sales agents. To assist us in developing worldwide sales, energy sharing arrangements, and commissions, we anticipate the ultimate need to have licensed sales agents and/or distributors in many countries in the future; however, because substantial revenues may be obtained by a relatively large number of high energy use customers, we may avoid these arrangements in certain locations for the near term. Our accounting policy for revenue recognition will be to record sales and cost of sales upon shipment and after installation of the products using the criteria set forth in EITF 00-21 for deliverables, based on continuing performance criteria which would also be applied to revenue sharing below.

Revenue Sharing

As an alternative to selling our licensed products to customers, we can achieve revenues by sharing in the electrical energy savings our customers will have using our products.  In this option, we would acquire and install the products through third parties, capitalize and depreciate them, including all associated costs. Initially we thought financing these products by using the customer’s written energy sharing agreement would be possible. Due to the current impact of a global recession and limited outside financing, we now believe our best option for financing will be to raise these funds through private placements of our own common stock.

Once adequate financing is obtained, our licensed products could be installed and maintained at our expense throughout the term of the energy sharing agreements, which, in most cases, would be for a minimum of 10 years and possibly have a residual energy sharing arrangement in perpetuity where we continue to maintain the equipment.

Revenue from energy sharing would be recognized in accordance with EITF 00-21, based on continuing performance criteria. Associated costs of maintaining our products in connection with revenue recognition would be classified as cost of revenue in our statement of operations. Depreciation expense would be a separately stated item under the caption of costs and expenses in our statement of operations.

It has been the experience of the manufacturer/licensor of our products that energy sharing is the better option for larger companies, since they will have no substantial out of pocket costs in achieving and maintaining their energy savings, from which the products are paid for. Customers will be required to support all incurred past and current energy costs as a basis for evaluating potential energy savings amounts. Installations are designed to be inspected every 6 months at which time updated energy costs are to be obtained as a basis for adjusting shared savings amounts.

Allowance for Doubtful Accounts

Our accounts receivable currently are concentrated with one customer, CRI, resulting from the recording of commissions earned on the shipment of products by CRI to its customers or distributors as outlined under the above revenue recognition policy. If collection is not made within a reasonable time following the date collections are due, we will record an allowance for doubtful accounts based on CRIs explanations and forecast of their payments to us.

Subsequent to October 31, 2008, the entire balance owed by CRI of $767 was paid in full within the credit terms.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company is currently not a party to any market risk sensitive instruments, or any derivative contracts or other arrangements that may reduce such market risk.

Item 8	Financial Statements and Supplementary Data

CARBON CREDITS INTERNATIONAL, INC
(A Development Stage Company)
OCTOBER 31, 2008 and 2007

De Joya Griffith & Company, LLC
CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Carbon Credits International, Inc.
Las Vegas, Nevada.

We have audited the accompanying balance sheets of Carbon Credits International, Inc. (A Development Stage Company) as of October 31, 2008 and 2007, and the statements of operations, stockholders’ deficit and cash flows for the year ended October 31, 2008, from inception (October 15, 2007) through October 31, 2007 and from inception (October 15, 2007) through October 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carbon Credits International, Inc. (A Development Stage Company) as of October 31, 2008 and 2007, and the results of its operations and cash flows for the year ended October 31, 2008, from inception (October 15, 2007) through October 31, 2008 and from inception (October 15, 2007) through October 31, 2008 in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations and the Company has not generated any revenue since inception, which all raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  De Joya Griffith & Company, LLC

De Joya Griffith & Company, LLC
Henderson, Nevada
January 20, 2009

CARBON CREDITS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS
 (Audited)

ASSETS	October 31, 2008	October 31, 2007
CURRENT ASSETS
Cash	$75,223	$43,934
Accounts receivable-affiliate	767	-
Prepaid expenses	1,410	21,204

Total current assets	77,400	65,138

EQUIPMENT
Computer, net of accumulated depreciation of $272	2,182	-

OTHER ASSETS
Website development costs	7,124	-

Total other assets	7,124	-

Total assets	$86,706	$65,138

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,096	$-
Accrued liabilities	-	8,354
Shareholders' advances	72,196	3,960

Total current liabilities	73,292	12,314

STOCKHOLDERS' EQUITY

Class A Convertible Preferred stock, $.0001 par value,
10,000,000 shares authorized, 8,000,000 issued and outstanding	800	800
Common stock, par value $.0001,100,000,000 shares
authorized, 24,781,000 shares issued and outstanding (2008)
24,446,000 shares issued and outstanding (2007)	2,478	2,445
Paid in capital	482,004	69,975
Stock subscriptions payable	15,180	-
Deficit accumulated during development stage	(487,048)	(20,396)

Total stockholders' equity	13,414	52,824

Total liabilities & stockholders' equity	$86,706	$65,138

The accompanying notes are an integral part of these financial statements.

CARBON CREDITS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
 (Audited)

	Year Ended October 31, 2008	Inception (October 15, 2007) to October 31, 2007	Cumulative from Inception (October 15, 2007) to October 31,2008

REVENUES	$767	$-	$767

EXPENSES
General and administrative:
Consulting fees	340,009	13,734	353,743
Other	127,210	6,662	133,872
Depreciation	272	-	272

Total expenses	467,491	20,396	487,887

OTHER INCOME-Interest	72	-	72

NET LOSS	$(466,652)	$(20,396)	$(487,048)

NET LOSS PER SHARE - BASIC	$(0.02)	*

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	24,619,806	21,280,875

* less than $(.01) per share

The accompanying notes are an integral part of these financial statements.

CARBON CREDITS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (OCTOBER 15, 2007) TO OCTOBER 31, 2008
(Audited)

							Deficit
							Accumulated
						Stock	During
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Stage	Equity
Balance, October 15, 2007	-	$-	-	$-	$-	$-	$-	$-

Shares issued in a spin off, October 17, 2007 at par value	-	-	24,196,000	2,420	-	-	-	2,420

Shares issued for services on October 17, 2007 after spin off at par value	8,000,000	800	-	-	-	-	-	800

Common stock issued for cash on October 24, 2007 at $0.28 per share	-	-	250,000	25	69,975	-	-	70,000

Net loss	-	-	-	-	-	-	(20,396)	(20,396)

Balance, October 31, 2007	8,000,000	800	24,446,000	2,445	69,975	-	(20,396)	52,824

Common stock issued for cash on November 26, 2007, at $.29 p/s	-	-	175,000	17	50,668	-	-	50,685

Common stock issued in a private placement commencing October 22, 2008, at $.31 per share	-	-	160,000	16	47,918	-	-	47,934

Private placement proceeds received in October, 2008 for 46,000 shares of common stock @ $.33 per share, prior to subscriptions dated in October, November and December 2008	-	-	-	-	-	15,180	-	15,180

Officers' compensation contributed to capital	-	-	-	-	313,443	-	-	313,443

Net loss							(466,652)	(466,652)

Balance October 31 2008	8,000,000	$800	24,781,000	$2,478	$482,004	$15,180	$(487,048)	$13,414

The accompanying notes are an integral part of these financial statements.

CARBON CREDITS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
 (Audited)

	Year Ended October 31, 2008	Inception (October 15, 2007) to October 31, 2007	Cumulative from Inception (October 15, 2007) to October 31,2008
OPERATING ACTIVITIES
Net loss	$(466,652)	$(20,396)	$(487,048)
Adjustments to reconcile net loss to net
Cash used by operating activities:
Depreciation	272	-	272
Common stock issued issued at spin off	-	2,420	2,420
Common stock issued for services	-	800	800
Compensation expense accounted for as contributed capital	313,443	-	313,443

Changes in operating assets and liabilities:
(Increase) in accounts receivable-affiliate	(767)	-	(767)
Increase in accounts payable	1,096	-	1,096
(Increase) decrease in prepaid expenses	19,794	(21,204)	(1,410)
Increase (decrease) in accrued liabilities	(8,354)	8,354	-

Net cash used by operating activities	(141,168)	(30,026)	(171,194)

INVESTING ACTIVITIES
Website development costs	(7,124)	-	(7,124)
Purchase of equipment	(2,454)	-	(2,454)

Net cash used by investing activities	(9,578)	-	(9,578)

FINANCING ACTIVITIES
Proceeds from sale of common stock	98,619	70,000	168,619
Increase in shareholders' advances	69,103	28,960	98,063
Proceeds received in advance of stock subscriptions	15,180	-	15,180
Shareholder advances - repaid	(867)	(25,000)	(25,867)

Net cash provided by financing activities	182,035	73,960	255,995

NET INCREASE IN CASH	31,289	43,934	75,223

CASH, BEGINNING OF PERIOD	43,934	-	-

CASH, END OF PERIOD	$75,223	$43,934	$75,223

Supplemental Non-Cash Financing and Investing Activities

Accrued compensation contributed to capital	$313,443	$-	$313,443

The accompanying notes are an integral part of these financial statements.

CARBON CREDITS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
October 31, 2008 and 2007
(AUDITED)

NOTE 1	DESCRIPTION, BACKGROUND AND BASIS OF OPERATIONS

History

CARBON CREDITS INTERNATIONAL, INC., (“CCII”, “the Company”, “we”, “our” or “its”), which was formed on October 15, 2007 as a Nevada corporation, was the result of a spin off from Carbon Credits Industries, Inc. (CCI), our former parent company, on October 17, 2007. 24,196,000 shares of common stock were issued to the shareholders of CCI on a share for share basis ownership.  No assets or liabilities were included in the spin off and there was no previous history or operations of CCII.

The spin off of CCII was done for the purposes of establishing a separate publicly held entity to become the exclusive licensee for the world-wide marketing and sales of electrical energy savings products manufactured presently in Malaysia by the licensor, Carbon Reducer Industries SDN BHD, (CRI). CRI is a Malaysian corporation, formed on November 29, 2007 by Hans J. Schulte (HJS) and Dr. Prabaharan Subramaniam (Praba). The predecessor manufacturing company to CRI was Radatech Corporation SDN BHD (Radatech), also a Malaysian corporation whose stock was owned by HJS and Praba, the latter person being the sole inventor of the energy savings products. A patent pending is currently on file by Praba. After CRI was incorporated, it entered into a licensing agreement with Radatech, enabling CRI to become the exclusive manufacturer of energy savings products developed by Radatech.

We are in the development stage as defined in SFAS No.7 “Accounting and Reporting by Development Stage Enterprises”, and will remain a development stage enterprise until significant revenues have been earned pursuant to our planned principal operations. Our fiscal year end is October 31.

Going Concern

The Company has realized $767 of revenues since inception. As of October 31, 2008, the Company has an accumulated deficit of $487,048, a working capital of $4,108 and a stockholders’ equity of $13,414.

Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Our ability to continue in existence is dependent on our ability to develop our business plan and to achieve profitable operations. Our business plan involves our pursuing additional product approvals such as that provided by United Laboratories, (UL) for all of the products we are licensed to sell or use. This will enable us to have a worldwide customer base from which we can ultimately obtain our potentially largest source of revenue, the sharing of energy savings on a long-term basis.  Since we anticipate being unable to achieve profitable operations and/or adequate cash flows in the near term, we will have to continue to pursue additional equity financing through private placements of our common stock.   The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

Income Taxes

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards Board No. 109.  Under this method, deferred income taxes are recorded to reflect the tax consequences in future periods of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end.  As of October 31, 2008, the Company had a net operating loss carry forward, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for deferred tax assets resulting from this net operating loss carry forward.

CARBON CREDITS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
October 31, 2008 and 2007
(AUDITED)

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Earnings (loss) Per Common Share

Basic loss per common share has been calculated based upon the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standards Board Statement No. 128, “Earnings per Share”. Common stock equivalents are not used in the computation of loss per share as their effect would be antidilutive.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates and assumptions.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of our financial instruments, which consists of current assets and liabilities approximate fair values due to the short-term maturities of such instruments.

Research and Development

As licensee, we will not embark on any research or development activities, as such activities will be provided by our licensor, CRI. However we agreed to pay for all necessary approvals required within the countries we plan to sell our licensed products.

Revenue Recognition

Commission Income

We earn commissions on product sales pursuant to the amended exclusive worldwide license agreement dated June 24, 2008, as further described below.  Such commissions are considered earned and recorded at the time shipment by CRI to its distributors, or customers occurs. By agreement, CRI is to pay our commissions 30 days after the month in which CRI collects the entire sales amount from its distributors or customers. To date all commissions have been earned from products shipped within Malaysia.

Product Sales

Our product revenues, when earned, will result from either the direct sale of our licensed products to customers or commissions earned from the sale of products through CRI’s distributors or sales agents. To assist us in developing worldwide sales, energy sharing arrangements, and commissions, we anticipate the ultimate need to have licensed sales agents and/or distributors in many countries in the future. However, because substantial revenues may be obtained by a relatively large number of high energy use customers, we may avoid these arrangements in certain locations for the near term. Our accounting policy for revenue recognition will be to record sales and cost of sales upon shipment and after installation of the products using the criteria set forth in EITF 00-21 for deliverables, based on continuing performance criteria which would also be applied to revenue sharing below.

Revenue Sharing

As an alternative to selling our licensed products to customers, we can achieve revenues by sharing in the electrical energy savings our customers will have using our products.  In this option, we would acquire and install the products through third parites, capitalize and depreciate them, including all associated costs. Initially we thought financing these products by using the customer’s written energy sharing agreement would be possible. Due to the current impact of a global recession and limited outside financing, we now believe our best option for financing will be to raise these funds through private placements of our own common stock.

Once adequate financing is obtained, our licensed products could be installed and maintained at our expense throughout the term of the energy sharing agreements, which, in most cases, would be for a minimum of 10 years and possibly have a residual energy sharing arrangement in perpetuity where we continue to maintain the equipment.

CARBON CREDITS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
October 31, 2008 and 2007
(AUDITED)

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Revenue Sharing - continued

Revenue from energy sharing would be recognized in accordance with EITF 00-21, based on continuing performance criteria. Associated costs of maintaining our products in connection with revenue recognition would be classified as cost of revenue in our statement of operations. Depreciation expense would be a separately stated item under the caption of costs and expenses in our statement of operations.

It has been the experience of the manufacturer/licensor of our products that energy sharing is the better option for larger companies, since they will have no substantial out of pocket costs in achieving and maintaining their energy savings, from which the products are paid for. Customers will be required to support all incurred past and current energy costs as a basis for evaluating potential energy savings amounts. Installations are designed to be inspected every 6 months at which time updated energy costs are to be obtained as a basis for adjusting shared savings amounts.

Allowance for Doubtful Accounts

Our accounts receivable currently are concentrated with one customer, CRI, resulting from the recording of commissions earned on the shipment of products by CRI to its customers or distributors as outlined under the above revenue recognition policy. If collection is not made within a reasonable period of time  following the date collections are due, we will record an allowance for doubtful accounts based on CRIs explanations and forecast of their payments to us.

Subsequent to October 31, 2008, the entire balance owed by CRI of $767 was paid in full within the credit terms.

Website Development

During 2008, we began the development of a new website that reflected our new logo and branding. We also added our upcoming line of products for reference. It was completed and was accessible by October 31, 2008. According to SFAS 142, we capitalized website development costs of $7,124, and will commence its amortization over three years starting in November 2008.  Depreciation expense for the years ended October 31, 2008 and 2007 was $272 and $0, respectively.

Equipment

Equipment is recorded at cost and is located in Bangkok, Thailand. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method. The estimated useful life for equipment consisting of a computer laptop acquired in June 2008, was 3 years.

Segment Reporting

The table below presents revenues, expenses, net loss, and total assets for reported segments. The foreign segment was Asia:

From inception (October 15, 2007) through October 31, 2008, we have concentrated our foreign operations in Malaysia.

Revenues
	2008	2007
Asia- commissions	$767	$0

Operating Expenses
Asia-(2008 includes depreciation of $272)	258,779	7,587
United States	208,712	12,809

Total operating expenses	467,491	20,396

Other income- U.S. interest	72	0

Net (loss)
Asia	(258,012)	(7,587)
United States	(208,640)	(12,809)
Total	$(466,652)	$(20,396)

Total Assets
Asia- (2008 capital expenditures were $2,454)	$4,359	$15,871
United States	82,347	49,267

Total Assets	$86,706	$65,138

CARBON CREDITS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
October 31, 2008 and 2007
(AUDITED)

NOTE 3	RELATED PARTY TRANSACTIONS

Manufacturer/Licensor

Our licensor, CRI, is the present manufacturer of all the products we are licensed to sell or use. CRI licenses its manufacturing process and products from Radatech. The majority of CRI common stock is owned by Praba (51%) and HJS (49%). Praba is a member of our Board of Directors, who owns 7,607,500 shares of our outstanding common stock aside from his wife’s corporation which owns 1 million shares of common stock. HJS, our Chief Executive Officer/ President (CEO) and Board Chairman, owns 6 million shares of our preferred stock which may be converted into common stock at any time on a basis of four common shares for each share of preferred stock owned.  HJS, along with either of our other two officers, has the majority voting control of our Company as of October 31, 2008.

Legal Services

Corporate and SEC legal services for the Company are being provided by The O’Neal Law Firm, P.C. whose sole owner is a shareholder of both CCI and CCII. As of October 31, 2007, this firm was paid a total of $5,900 for our organizational costs, of which $5,000 was paid in cash and the balance paid with 2 million restricted shares of $.0001 par value common stock included in the spin off. During the fiscal year ended October 31, 2008, it was paid $15,000 for business structuring and preparation of minutes and various corporate agreements, and $25,000 for the preparation of our registration statement on Form S-1.

CRI

We advanced CRI, $10,000 on March 14, 2008, which was repaid in full on June 18, 2008, prior to the filing of our registration statement.

Accounts Payable-Related Parties

Technical Support services for the Company were provided by Braverman International, P.C. whose sole owner is a shareholder and CFO of CCII.  As of October 31, 2008, $3,510 was due to Braverman International, P.C. for services rendered during the fiscal year then ended.

Shareholder Advances

On October 17, 2007, HJS advanced us, free of interest or collateral, the sum of $28,960, against which $25,000 was repaid leaving $3,960 owing to him as on October 31, 2007.

During 2008, HJS advanced us $30,678 on the same basis as the above advances of which $4,735 represented his direct payment for our stock transfer fees. In addition, HJS also incurred $34,052 on behalf of the Company, which is included in shareholder advances as of October 31, 2008, in connection with principally travel, website costs and a computer. The total of all advances from him were offset by a personal payment we made on his behalf of $867, leaving a balance outstanding at October 31, 2008 of $67,823. We subsequently repaid $38,000 of this liability in December 2008.

Other shareholder advances during the current year totaled $4,373, representing principally web based programs supporting the services required of our CFO as of October 31, 2008 of which $1,000 was repaid in December 2008.

CARBON CREDITS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
October 31, 2008 and 2007
(AUDITED)

NOTE 3	RELATED PARTY TRANSACTIONS - continued

Prepaid Expenses

Prepaid expenses consisted of (1) prepaid travel of $15,870 as of October 31, 2007, for the airfare and hotel accommodations of our Arizona based legal counsel and our Chief Financial Officer (CFO) for their initial trip to Kuala Lumpur, Malaysia during November 2007, and (2) $5,333 in prepaid management consulting. We initially advanced $10,000 as management consulting fees to our CFO, but offset that with the amount earned by him of $4,667 as of October 31, 2007, as further discussed in Note 4. During the current year (1) was expensed to travel and (2) was applied against accrued compensation.

NOTE 4	MANAGEMENT CONSULTING SERVICES

On the spin off date, our President/CEO and Chief Technical Officer (CTO)/Secretary, agreed to provide their services over a three year period for annual compensation each of $90,000, $150,000 and $210,000, respectively, and an option to renew After inception of CRI in November 2007, these officers agreed to continue providing such services under a formal consulting agreement with CRI.  Our CTO/Secretary resigned from office on December 11, 2008. (See Note 9 Subsequent Events for additional information.)

The Company also entered into a consulting agreement with Braverman International P.C. to provide the services of Ivan Braverman, CPA in the capacity of CFO at the date of spin off for a period of three years with annual compensation of $120,000, $180,000 and $240,000, respectively, and an option to renew at the end of the term.  All executives shall also participate in the incentive plan payable in cash and Company stock or options upon achievement of reasonable performance goals and stock option plan, when implemented. As per the agreements, and when cash flow is available, the executives are also entitled to group term life insurance with coverage of at least $500,000, all premiums being paid by the Company. The Company shall also provide long term disability insurance with compensation annually equal to at least $90,000 for our CEO and CTO and $120,000 for our CFO. The executives are also entitled to no less than 39 days of paid time off each year which shall be accrued according to the Company policies and practices from time to time. Management consulting services totaling $12,934 was accrued (of which $8,267 remains accrued as of October 31, 2007) and expensed for the last two weeks of October 2007, consisting of $11,667 was for compensation, and $1,267 was for accrued absences. An additional $800 was expensed for the value of stock compensation provided by our CEO and CFO for the 8 million preferred shares they received on October 31, 2007.

On October 31, 2008, all three officers contributed their accrued compensation and benefits totaling $313,443 to paid in capital as of that date, since there were no significant revenues earned by us, our private placement funds were not adequate to support paying anything but essential day to day expenses, and there was little prospect of sufficient cash flows to pay their accrued compensation and benefits for the near term.

NOTE 5	INCOME TAXES

At October 31, 2008 and 2007, the Company had a net federal operating loss carry forward of $141,440 and $8,909, respectively which begin to expire in 2027 and $132,531 in 2028.  Components of net deferred tax assets, including a valuation allowance, are as follows:

	2008	2007
Net operating loss carry-forward	$46,386	$3,118
Unpaid accrued expenses		2,893
Valuation allowance	(46,386)	(6,011)

Net deferred tax assets	-0-	-0-

Cumulative  deferred tax assets as of October 31, 2008 were $49,504 as the unpaid accrued amount from 2007 was paid in the current year.

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of October 31, 2007 and 2008, and recorded a full valuation allowance at those dates.

CARBON CREDITS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
October 31, 2008 and 2007
(AUDITED)

NOTE 5	INCOME TAXES - continued

Reconciliation between the Federal statutory rate and the effective tax rate for the years ended October 31, 2007 and 2008 is as follows:

	2008	2007
Federal statutory rate	(35)%	(35)%
Permanent differences	25	6
Valuation allowance	10	29

Effective tax rate	0%	0%

NOTE 6	RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” which clarifies  the  accounting  for  uncertainty  in  income  taxes recognized in an enterprise's financial statements in accordance with FASB No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  This Interpretation is effective for fiscal years beginning after December 15, 2006. We have determined that the adoption of FIN 48 did not have a material impact on our results of operations or financial position.

New Accounting Standards Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. The statement does not require any new fair value measurements, but for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We do not expect the adoption of SFAS 157 will have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, the “Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 provides entities with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that select different measurement attributes. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We do not expect the adoption of SFAS 159 will have a material impact on our financial statements.

In June 2007, the Emerging Issues Task Force (“EITF”) issued Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services To Be Used in Future Research and Development Activities” (“EITF 07-3”) which concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or services are performed. Such capitalized amounts should be charged to expense if expectations change such that the goods will not be delivered or services will not be performed. The provisions of EITF 07-3 are effective for new contracts entered into during fiscal years beginning after December 15, 2007. The consensus on EITF 07-3 may not be applied to earlier periods and early adoption is not permitted.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations - Revised 2007”. SFAS 141(R) provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) applies to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of SFAS No. 141(R) to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.

CARBON CREDITS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
October 31, 2008 and 2007
(AUDITED)

NOTE 6	RECENTLY ISSUED ACCOUNTING STANDARDS - continued

New Accounting Standards Not Yet Adopted - continued

SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.

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

NOTE 7	STOCKHOLDERS’ EQUITY

Common Shares Issued

Common Stock: The authorized common stock is 100,000,000 shares at $0.0001 par value.

On October 17, 2007, the total number of common shares issued to the shareholders of CCI, our former parent, resulting from the spin off totaled 24,196,000. On October 24, 2007, $70,000 funds were received for a private placement of 250,000 common shares sold to a foreign national as approved by the Board of Directors for $0.28 per share.

On November 1, 2007, our Board of Directors approved the sale of, 175,000 shares of our restricted common stock to unaffiliated non resident aliens for $0.29 per share, for a total of $50,685.

Subsequent to November 2007, the Company erroneously issued 14,187,500 shares to certain shareholders including those of Carbon Credit Industries (“CCI”). Of this total, 10,795,000 shares are in the process of being cancelled and consist of 6,700,000 shares issued to the CEO of the Company, 4,000,000 shares to his wife, and 95,000 shares to the shareholders in Environmental Alternatives, Inc. We anticipated that the recovery of the balance of the 3,392,500 shares issued to other shareholders would further delay the process of filing the registration statement on Form S-1 which became effective on September 18, 2008, therefore, we decided to adjust them against the issued and outstanding shares owned by our CTO to effect a private transaction.

On October 15, 2008, our Board of Directors approved a private placement of our common stock for 4,500,000 shares at $.33 per share under Regulation S.  As of October 31, 2008, we received $48,861 and approved for issuance, 160,000 common shares.

Class A Convertible Preferred Shares Issued

Preferred Stock:  The authorized Series A preferred stock is 10,000,000 shares with $0.0001 par value.

On October 17, 2007, 8 million preferred shares were issued at the fair market value of services for
$800 rendered in connection with the formation and organization of the corporation.  Of the 8 million shares, 6 million are owned by HJS and 2 million are owned by our CFO.

Preferred shares are convertible at any time into common shares at the rate of 4 common shares for each preferred share owned totaling 32,000,000 shares of common stock after full conversion. No dividends are payable unless declared by the Board of Directors. Each preferred share is entitled to 4 votes and ranks senior to all other classes of stock in liquidation in the amount of $1 per share.

CARBON CREDITS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
October 31, 2008 and 2007
(AUDITED)

NOTE 8	COMMITMENTS AND CONTINGENCIES

Exclusive Worldwide Distribution Agreement

On July 25, 2008, we entered into an exclusive worldwide distribution agreement with CRI to distribute CRI products upon a mutually acceptable pricing schedule for. The agreement shall continue in perpetuity. Therefore, from July 25, 2008 forward, all sales agents/distributorships already established by CRI are supposed to become our sales agents/distributors. We are in the process of implementing this changeover.

The original exclusive worldwide distribution agreement was amended to include a commission on all sales reported to us by CRI through its sales agents/distributors established as of July 25, 2008. The commission structure provides for a 5% commission on demonstrator sales, and 10% for all other sales based upon the actual selling prices involved.  We recorded commission income of $767 for demonstrator sales reported to us by CRI through October 31, 2008.

Kuala Lumpur Office

From inception we rented, on a month to month basis, a shared executive suite in Kuala Lumpur, Malaysia, where we obtain all of our overseas secretarial, copying, computer and other required administrative services. Rent expense, incurred on a month to month basis and dependent on services rendered and space occupied, was $87 for the last two weeks of October 2007. During 2008, $1,625 was expensed, an average of $135 per month.

Las Vegas Office

Starting in January 2008, we rented for a minimum of $294 per month, on a month to month basis, a shared executive suite in Las Vegas, Nevada to use as our United States contact address, and to accommodate meetings when they occur in the United States. We incurred and paid a total of $2,950 for the current fiscal year. The lessor of the property allows us to use any of the other approximate 600 offices in the United States for the same minimum monthly rental should our meetings require a different location.

NOTE 9	SUBSEQUENT EVENTS

Common Stock

Common stock issued subsequent to year end through January 2, 2009,  as a result of the continuing private placement of such shares as further described in Note 7 above, totaled 130,000 shares resulting in net proceeds of $41,162.

Sales Agent Agreement

On December 11, 2008, our president/CEO incorporated Carbon Reducer Industries Ltd (CRIL),  a company of which he and his wife own 49%, and is located in Bangkok Thailand. The Company was required to be formed under Thailand law to enable us to sell our products in that country.  In accordance with the Commisions Sales agreement, we will pay a 10% commission for all sales provided by CRIL and incur no costs, unless we choose to do so. We will designate the selling prices of all of our products to be sold. Minimum units required to be sold will be 25 the first year, increasing by 25 per year over the following 3 years, and then 100 per year for each year in perpetuity. If the minimum sales are not achieved, the parties will renegotiate the agreement.

Office Rentals

Commencing December 1, 2008, the Board of Directors approved paying $1,500 per month, on a month to month basis, for home office space, utilities, supplies and communications to each officer (CEO and CFO).

Compensation

Effective December 15, 2008, the Board of Directors approved consulting compensation for our CEO and CFO of $210,000 each, plus benefits identical to those in Note 4 above, for the 12 months following December 15, 2008, increasing $60,000 per year over the following two year life of the related consulting agreements. The services of our CEO, formerly provided through CRI, will be provided by CRIL.

Market Maker

In January 2009, we were in the process of obtaining approval through FINRA to have our stock listed on the OTCBB.

Contract Violations

Although we have the exclusive worldwide license to market and sell all products produced by CRI as of July 25, 2008, we determined in December 2008, we had a contract interference which potentially limited our ability to implement it successfully.  Accordingly, the parties who were involved in this limitation were put on notice of our exclusive license and to date we believe that our actions have resulted in our being in control of the issues, although we cannot rule out litigation should we determine that it is necessary to protect our interests.

Dr. Praba’s resignation from CCII as Chief Technical Officer and Director was tendered by him and accepted by us on December 11, 2008, as a result of certain misrepresentations.  All of his accrued compensation and benefits from October 31, 2008, to December 11, 2008 totaling $18,770, was contributed to paid in capital in the first quarter of the fiscal year ending October 31, 2009.

Item 9.	Changes in and Disagreements with Accountants on Accounting Disclosures

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to management in a timely manner. At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the date of such evaluation, our disclosure controls and procedures were effective in timely alerting them to information relating to us that is required to be included in our reports filed under the Exchange Act.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of our principal executive and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of our Company's consolidated subsidiaries.

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on this assessment, management believes that, as of October 31, 2008, our internal control over financial reporting was effective based on those criteria.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our executive officers, significant employees and directors, and their ages and positions, are as follows:

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Hans J. Schulte	CEO/President/Director	47	October 15, 2007
Dr. Prabaharan Subramaniam	CTO/ Director (resigned on December 11, 2008)	47	November 19, 2007
Ivan Braverman	Secretary/Treasurer/CFO/ Director	73	November 19, 2007

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's business experience, principal occupation during the period, and the name and principal business of the organization by which he was employed.

Mr. Hans J. Schulte, Chief Executive Officer, President and Member of the Board of Directors

Mr. Schulte has been serving as CCII’s Chief Executive Officer and a member of our Board of Directors since October 15, 2007.  The term of his office is for one year and is renewable on an annual basis.

From 1984 until 1992, Mr. Schulte worked at Landmark Chemicals in Antwerp trading in Africa plastic raw materials like HDPE, LLDPE, LDPE, PP, and PVC. Mr. Schulte was responsible for new market development, establishing links between OEM/chemical manufactures and end-user market, integration of marketing positions across business lines, strategic alliances, acquisitions, technology licensing, long range planning, and new product platform development. From 1992 until 2005, Mr. Schulte traded industrial chemicals such as titanium dioxides, which he exported to or from the Far East and South America. Mr. Schulte participated in a joint venture operation with Thai DNT Paint MFG Co., Ltd who manufactured paint for Mitsubishi Corp. Japan.

He also worked in Cherkassy, Ukraine with AURORA Cherkassy Varnish and Paint Plant for whom he operated as purchase manager in Titanium dioxide and was an agent for SCM chemicals UK, now millennium chemicals, for the Tiona products and sold it mainly to Surinam, Egypt and the Middle East. Mr. Schulte has extensive experience as a private investor and served as a director and CEO for Xraymedia, Inc. in Vancouver, B.C., and thereafter in Plano, Texas.

Mr. Schulte is currently devoting approximately 40 hours a week of his time to CCII, and is planning to continue to do so during the next 12 months of operation.

Mr. Schulte is not an officer or director of any reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission.

Dr. Prabaharan Subramaniam, Secretary, Chief Technology Officer and Member of the Board of Directors (Resigned December 11, 2008)

Dr. Subramaniam has been serving as CCII’s CTO since October 17, 2007, and a member of the Board of Directors since November 19, 2007. The term of his office is for three years and is renewable thereafter on an annual basis. He resigned as an officer and director on December 11, 2008.

Item 10.	Directors, Executive Officers and Corporate Governance - continued

Dr. Subramanian has over 25 years of experience in the field of Engineering Technology. Since 2001, Dr. Subramanian has served as Chief Technology Officer and Director of 3T Holdings PTE LTD located in Singapore. This company was originally responsible for the research & development of our many versions/ types of energy saving devices.

Dr. Subramanian holds a B.S. Degree in Engineering Technology, an MBA in Business Administration, and a DBA in Business Administration.

Dr. Subramaniam is currently devoting none of his time to CCII.

Dr. Subramanian is not an officer or director of any reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission.

Ivan Braverman, Secretary/Treasurer, Chief Financial Officer and Member of the Board of Directors

Mr. Braverman has been serving as CCII’s Secretary/Treasurer and CFO since October 17, 2007, and a member of the Board of Directors since November 19, 2007. The term of his office is for three years and is renewable thereafter on an annual basis.

Mr. Braverman is an Arizona Certified Public Accountant, and the owner of Braverman International, P.C., an Arizona licensed certified public accounting firm located in Prescott, Arizona. Prior to the formation of his firm in October 1980 in Denver, Colorado, he was an SEC audit partner in an International CPA firm, an audit manager for an International CPA firm, and an audit/tax partner in smaller CPA firms. Mr. Braverman has performed countless audits for both private and public companies, prepared income tax returns of all types of entities, appeared as an expert witness for plaintiffs’ in several lawsuits including lost profits and income taxation, and provided other professional services including activity based costing. The majority of his clientele were smaller publicly held companies in the development stage, and he presently assists taxpayers in reentering the tax system and represents them in office audits, appeals proceedings, collections and assists them in the preparation of tax court matters. Mr. Braverman is also a CFFA, Certified Forensic Financial Analyst.

Mr. Braverman has a Masters Degree in Taxation from the University of Denver where he also obtained his undergraduate business degree.  He is  also a member of the CENTER FOR PUBLIC COMPANY AUDIT FIRMS of the AICPA, and his firm is registered with the PCAOB enabling Mr. Braverman to file audited and reviewed financial statements in registration statements and periodic financial reports with the SEC as mandated by the Sarbanes-Oxley Act of 2002.

Mr. Braverman is currently devoting the majority of his time to CCII, and is planning to continue to do so throughout the term of his employment.

Mr. Braverman is not an officer or director of any reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission.

Item 11.	Executive Compensation

The following summary compensation table sets forth information concerning compensation earned during the year ended October 31, 2008 and the period from inception (October 15, 2007) to October 31, 2007  by our Chief Executive Officer and our other most highly compensated executive officers. We refer to these executives collectively as our named executive officers.  Our named executive officers were not paid compensation in excess of $100,000 during the fiscal year ended October 31, 2008.  All compensation from inception (October 15, 2007 ) to October 31, 2008 was contributed to capital by the officers.

Item 11.	Executive Compensation - continued

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($4)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Hans J. Schulte	2008	$102,253	$0	$0	$0	$0	$0	$0	$102,253
CEO	2007	$3,500	$0	$600	$0	$0	$0	$0	$4,100

Ivan Braverman	2008	$135,503	$0	$0	$0	$0	$0	$0	$135,503
CFO	2007	$4,667	$0	$200	$0	$0	$0	$0	$4,867

Dr. Prabaharan Subramaniam	2008	$102,253	$0	$0	$0	$0	$0	$0	$102,253
CTO (Resigned 12/11/08)	2007	$3,500	$0	$0	$0	$0	$0	$0	$3,500

Consulting Agreements with Executive Officers

Our executive officers, have received compensation pursuant to consulting agreements.  These agreements expire on October 16, 2010.

On the spin off date, our President/CEO and Chief Technical Officer (CTO)/ Secretary, verbally agreed to provide their services over a three year period, for annual compensation of $90,000, $150,000 and $210,000, respectively, with an option to renew. On November 29, 2007, their verbal agreement to continue providing such services was incorporated under a formal consulting agreement with CRI, signed on August 13, 2008, which agreement provided for their services and pre-incorporation, effective October 17, 2007.

We also entered into a consulting agreement with Braverman International P.C., effective October 17, 2007, to utilize the services of its principal, Ivan Braverman, in the capacity of CFO for a period of three years with annual compensation of $120,000, $180,000 and $240,000, respectively, with an option to renew at the end of the term.

The executives shall also participate in the incentive plan payable in cash and Company stock or options upon achievement of reasonable performance goals and stock option plan, when implemented. As per the agreements, and when cash flow is available, the executives are also entitled to group term life insurance with coverage of at least $500,000, all premiums being paid by the Company. We shall also provide long term disability insurance with compensation annually equal to at least $90,000 each to our CEO and CTO, and $120,000 to our CFO. The executives are also entitled to no less than 39 days of paid time off each year which shall be accrued according to the Company policies and practices from time to time. Management consulting services totaling $12,934 was accrued and expensed for the last two weeks of October 2007, of which $11,667 was for compensation, and $1,267 was for accrued absences. An additional $800 was expensed for the value of stock compensation provided by our CEO and CFO for the 8 million preferred shares they received on October 31, 2007.

Effective December 15, 2008, the Board of Directors approved consulting compensation for our CEO and CFO of $210,000 each, plus benefits identical to those above, for the 12 months following December 15, 2008, increasing $60,000 per year over the following two year life of the related consulting agreements.

The services of our CEO, formerly provided through CRI, will be provided by Carbon Reducer Industries Ltd, a company of which our president/CEO and his wife own 49%, which is located in Bangkok Thailand, and was required to be formed under Thailand law to enable us to sell our products in that country..

Dr. Praba’s resignation from CCII as Chief Technical Officer and Director was tendered by him and accepted by us on December 11, 2008, and his consulting agreement was cancelled on that date.

Item 11.	Executive Compensation - continued

Option/SAR Grants

Currently, we have no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

Currently, we do not have any long-term incentive plans.

Directors Compensation

We have no formal plan for compensating our directors for their services in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of CCII other than services ordinarily required of a director. Since inception to the date hereof, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock, at October 31, 2008 for: (i) each person who we know beneficially owns more than 5% of our Common Stock; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all of our directors and executive officers as a group.  The table includes all shares currently issued, as well as all shares that may be received within 60 days.

Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Carbon Credits International, Inc., 2300 E. Sahara Avenue, Suite 800, Las Vegas, Nevada USA 89102 .

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.  Beneficial ownership representing less than 1% is denoted with an *.

The following is a table detailing the current shareholders of CCII owning 5% or more of the common stock and shares owned by CCII’s directors and officers as of October 31, 2008:

COMMON STOCK

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(2)
Common	Hans J. Schulte President,CEO, Director 2300 E. Sahara Avenue, Suite 800 Las Vegas, NV 89102	-0-	0%
Common	Dr. Prabaharan Subramaniam(3) CTO, Director 2300 E. Sahara Avenue, Suite 800 Las Vegas, NV 89102	Direct 7,607,500	30.69%
Common	Ivan Braverman Treasurer, CFO, Director 2300 E. Sahara Avenue, Suite 800 Las Vegas, NV 89102	Direct 2,000,000	8.07%
Common	William D. O’Neal, Esq. 14835 E. Shea Boulevard, Suite 103, PMB 494 Fountain Hills, AZ 85268	Direct 2,000,000	8.07%
Common	Directors and officers and 5% Shareholders as a group(1)	11,607,500	46.84%

1.	Represents beneficial ownership
2.	Based on the total of 24,781,000 outstanding common shares as of the date hereof
3.	Dr. Prabaharan Subramaniam’s wife owns separately a company which owns 1 million commons shares not included in this total number of shares above

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters - continued

PREFERRED STOCK

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(2)
Preferred	Hans J. Schulte President, CEO, Director 2300 E. Sahara Avenue Suite 800 Las Vegas, NV 89102	Direct 6,000,000 (3)	75%
Preferred	Ivan Braverman Treasurer, CFO, Director 2300 E. Sahara Avenue Suite 800 Las Vegas, NV 89102	Direct 2,000,000 (4)	25%
Preferred	Directors and officers and 5% Shareholders as a group(1)	8,000,000	100%

1.	Represents beneficial ownership
2.	Based on the total of 8,000,000 outstanding preferred shares as of the date hereof
3.	Convertible into 24,000,000 shares of common stock of the Company
4.	Convertible into 8,000,000 shares of the common stock of the Company

DISCLOSURE OF COMMISSION POSITION OF INDEMNIFICATION FOR SECURITY LIABILITIES

The Nevada General Corporation Law requires CCII to indemnify officers and directors for any expenses incurred by any officer or director in connection with any actions or proceedings, whether civil, criminal, administrative, or investigative, brought against such officer or director because of his or her status as an officer or director, to the extent that the director or officer has been successful on the merits or otherwise in defense of the action or proceeding. The Nevada General Corporation Law permits a corporation to indemnify an officer or director, even in the absence of an agreement to do so, for expenses incurred in connection with any action or proceeding if such officer or director acted in good faith and in a manner in which he or she reasonably believed to be in or not opposed to the best interests of the Company and such indemnification is authorized by the stockholders, by a quorum of disinterested directors, by independent legal counsel in a written opinion authorized by a majority vote of a quorum of directors consisting of disinterested directors, or by independent legal counsel in a written opinion if a quorum of disinterested directors cannot be obtained.

The Nevada General Corporation Law prohibits indemnification of a director or officer if a final adjudication establishes that the officer's or director's acts or omissions involved intentional misconduct, fraud, or a knowing violation of the law and were material to the cause of action. Despite the foregoing limitations on indemnification, the Nevada General Corporation Law may permit an officer or director to apply to the court for approval of indemnification even if the officer or director is adjudged to have committed intentional misconduct, fraud, or a knowing violation of the law.

The Nevada General Corporation Law also provides that indemnification of directors is not permitted for the unlawful payment of distributions, except for those directors registering their dissent to the payment of the distribution.

According to Article IX of CCII’s bylaws, CCII is authorized to indemnify its directors to the fullest extent authorized under Nevada Law subject to certain specified limitations.

Insofar as indemnification for liabilities arising under the Securities Act may be provided to directors, officers or persons controlling the Company pursuant to the foregoing provisions, CCII has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Management and Stockholders Holding More Than 5% of Our Outstanding Common Stock

Other than the transactions discussed below, CCII has not entered into any transaction nor are there any proposed transactions in which any director, executive officer, shareholder of CCII or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

Item 13.	Certain Relationships and Related Transactions, and Director Independence - continued

Manufacturer/Licensor

Our licensor, CRI, is the manufacturer of all of the products we are licensed to sell or use. CRI licenses its manufacturing process and products from Radatech, all of whose common stock is owned by Hans J. Schulte and Dr. Prabaharan Subramaniam. Dr. Prabaharan Subramaniam is our CTO, and a member of our Board of Directors, (resigned on December 11, 2008) who owns 7,607,500 shares of our outstanding common stock and whose wife through a company she owns, owns 1 million common shares. Hans J. Schulte, our Chief Executive Officer/ President (CEO) and Board Chairman, owns   6 million shares of our preferred stock which may be converted into common stock at any time on a basis of four common shares for each share of preferred stock owned. Together, these two related parties control our Company and CRI.

Item 14.	Principal Accountant Fees and Services

Audit fees were $11,500 for the fiscal year ended October 31, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Report:

2.	Exhibits. The Exhibits on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARBON CREDITS INTERNATIONAL, INC.

/s/ Hans J. Schulte	January 29, 2009
Hans J. Schulte
President, Principal Executive Officer

/s/ Ivan Braverman	January 29, 2009
Ivan Braverman
Treasurer, Principal Financial Officer and Principal Accounting Officer

In accordance with the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates stated.

/s/ Hans J. Schulte	January 29, 2009
Hans J. Schulte
President, Principal Executive Officer and Director

/s/ Ivan Braverman	January 29, 2009
Ivan Braverman
Secretary/Treasurer, Principal Financial Officer, Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit Number

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.