Form 10-Q
period 2009-01-31
CARBON CREDITS INTERNATIONAL, INC.
filed 2009-03-03
CIK 1443611

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 20, 2009, there were 24,887,000 shares of Common Stock, $0.0001 par value.

CARBON CREDITS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

TABLE OF CONTENTS

CARBON CREDITS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

INDEX TO FINANCIAL STATEMENTS

Page No.
Condensed Balance Sheets as of January 31, 2009 (Unaudited) and October 31, 2008 (Audited)	F-2

Condensed Statements of Operations for the Three Months Ended January 31, 2009 and 2008, and Cumulative from Inception (October 15, 2007) to January 31, 2009 (Unaudited)	F-3

Condensed Statements of Cash Flows for the Three Months Ended January 31, 2009 and 2008 and Cumulative from Inception (October 15, 2007) to January 31, 2009 (Unaudited)	F-4

Condensed notes to Financial Statements as of January 31, 2009 (Unaudited)	F-5

CARBON CREDITS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	January 31,	October 31,
	2009	2008
		(AUDITED)
ASSETS

CURRENT ASSETS

Cash	$40,857	$75,223
Accounts receivable-affiliate		767
Prepaid expenses	754	1,410

Total current assets	41,611	77,400

EQUIPMENT

Computer, net of accumulated depreciation	1,978	2,182

OTHER ASSETS

Website development costs, net of accumalated amortization	6,530	7,124

Total other assets	6,530	7,124

Total assets	$50,119	$86,706

LIABILITIES AND STOCKHOLDERS' EQUITY /(DEFICIT)

CURRENT LIABILITIES

Accounts payable	$1,250	$1,096
Accrued liabilities	103,906	-
Shareholders' advances	36,752	72,196

Total current liabilities	141,908	73,292

STOCKHOLDERS' EQUITY /(DEFICIT)

Class A Convertible Preferred stock, $.0001 par value,
10,000,000 shares authorized, 8,000,000 issued and outstanding	800	800

Common stock, par value $.0001,100,000,000 shares
authorized, 24,887,000 shares issued and outstanding (2008)
24,781,000 shares issued and outstanding (2007)	2,489	2,478
Paid in capital	535,365	482,004
Stock subscriptions payable	8,472	15,180
Deficit accumulated during development stage	(638,915)	(487,048)

Total stockholders' equity/(deficit)	(91,789)	13,414

Total liabilities & stockholders' equity/(deficit)	$50,119	$86,706

The accompanying notes are an integral part of these financial statements.

CARBON CREDITS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

			Cumulative
			from Inception
	Three Months	Three Months	(October 15, 2007)
	Ended	Ended	to
	January 31, 2009	January 31, 2008	January 31, 2009

REVENUES	$1,145	$-	$1,912

EXPENSES
General and administrative:
Consulting fees	123,660	83,125	477,403
Other	28,721	15,943	162,593
Depreciation and amortization	798	-	1,070

Total expenses	153,179	99,068	641,066

OTHER INCOME-Interest	167	-	239

NET LOSS	$(151,867)	$(99,068)	$(638,915)

NET LOSS PER SHARE - BASIC	$(0.01)	*

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC	24,871,413	24,607,685

* less than $(.01) per share

The accompanying notes are an integral part of these financial statements.

CARBON CREDITS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
(unaudited)

			Cumulative
			from
	Three Months	Three Months	Inception
	Ended	Ended	(October 15, 2007) to
	January 31, 2009	January 31, 2008	January 31, 2009

OPERATING ACTIVITIES
Net loss	$(151,867)	$(99,068)	$(638,915)
Adjustments to reconcile net loss to net
Cash used by operating activities:
Depreciation and amortization	798	-	1,070
Common stock issued issued at spin off	-	-	2,420
Common stock issued for services	-	-	800
Compensation considered as addition to capital	19,754	-	333,197

Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable-affiliate	767	(1,000)	-
Increase in accounts payable	154		1,250
(Increase)/decrease in prepaid expenses	656	20,569	(754)
Increase in accrued liabilities	103,906	58,205	103,906

Net cash used by operating activities	(25,832)	(21,294)	(197,026)

INVESTING ACTIVITIES
Increase in deferred offering costs	-	(40,000)	-
Website development costs	-	-	(7,124)
Purchase of equipment	-	-	(2,454)

Net cash used by investing activities		(40,000)	(9,578)

FINANCING ACTIVITIES
Proceeds from sale of common stock	18,438	48,999	187,057
Increase in shareholders' advances	6,066	114	104,129
Proceeds received in advance of stock subscriptions	8,472	-	23,652
Shareholder advances - repaid	(41,510)	(867)	(67,377)

Net cash provided (used) by financing activities	(8,534)	48,246	247,460

NET INCREASE/(DECREASE) IN CASH	(34,366)	(13,048)	40,857

CASH, BEGINNING OF PERIOD	75,223	43,934	-

CASH, END OF PERIOD	$40,857	$30,886	$40,857

The accompanying notes are an integral part of these financial statements.

CARBON CREDITS INTERNATIONAL, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
January 31, 2009
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of January 31, 2009, and the results of its operations and cash flows for the three months ended January 31, 2009 and 2008 have been made. Operating results for the three and nine months ended January 31, 2009 are not necessarily indicative of the results that may be expected for the year ended October 31, 2009.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s audited financial statements for the year ended October 31, 2008 included in Company’s Form 10-K. The Company follows the same accounting policies in the preparation of this interim report.

Going Concern

The Company has realized $1,912 of revenues since inception. As of January 31, 2009, the Company has an accumulated deficit of $638,915.

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

NOTE 2 - INCOME TAXES

There was no current federal tax provision or benefit recorded for any period since inception, nor were there any recorded deferred income tax assets, as such amounts were completely offset by valuation allowances since there is no assurance of future taxable income.

NOTE 3 - THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

CARBON CREDITS INTERNATIONAL, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
January 31, 2009
(UNAUDITED)

NOTE 3 - THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS - continued

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

NOTE 4 - EARNINGS PER SHARE

During the three months ended January 31, 2009 and 2008, our loss per share was ($.01) and less than ($.01), respectively, per share based on the weighted average number of shares outstanding during those periods of 24,871,413 and 24,607,685, respectively.  There were no dilutive securities outstanding.

NOTE 5 - EQUITY TRANSACTIONS

During the three month period ended January 31, 2009, we received proceeds of $18,438 for 60,000 additional shares of common stock and reclassified the $15,180 received in advance in October 2008 for stock subscriptions dated in November and December 2008 as common stock issuances for 46,000 shares. In addition, we received $8,472 for future common stock issuances of 24,000, which issuances will be recorded upon receipt of the underlying stock subscription. Our Board of Directors approved the sale of 4,500,000 shares of our restricted common stock to unaffiliated non resident aliens for $0.33 per share on October 15, 2008, of which 266,000 shares have been issued through January 31, 2009.

NOTE 6 - SHAREHOLDER ADVANCES

Shareholder advances decreased by $35,444 during the 3 months ended January 31, 2009 representing additional advances of $6,066 and repayments of $41,510, whereas a net decrease for the period ended October 31, 2008 was $68,236 representing repayments of $867 and increases of $69,103.

NOTE 7 - WEBSITE DEVELOPMENT COSTS AND AMORTIZATION

Commencing November 1, 2008, we began amortizing website development costs ratably over a 3 year period. Accordingly, amortization for the three months ended January 31, 2009 was $594.

NOTE 8  - ACCRUED COMPENSATION

Effective December 15, 2008, compensation for our two officers/directors was increased from $150,000 for our president and $180,000 for our CFO for the 12 months ended October 15, 2009 to $210,000 each for the 12 month period ended December 15, 2009. Accordingly, the accrued compensation as of January 31, 2009 consists of accrued salary compensation of $93,750 and accrued benefits of $10,156.  All accrued compensation of $19,754, which included accrued benefits of $1,931 for our CTO, who resigned as of December 11, 2008, was eliminated and treated as contributed capital as of that date.

ITEM 2.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains statements which, to the extent they do not recite historical fact, constitute "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by the use of words like "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "continue," and variations of these words or comparable words. Forward looking statements do not guarantee future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward looking statements suggest for various reasons, including those discussed under the caption "Risks Related to Our Business" in our annual report on Form 10-K for the fiscal year ended October 31, 2008. These forward looking statements are made only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-Q.

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

OVERVIEW

The Company is a development stage company in the business of marketing electrical energy savings products.

PLAN OF OPERATION

The Company has limited operations since inception and is financially dependent on its shareholders, who have financed its existence to date.

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

Initially, we will earn commissions on Asian sales of products until such time as we have retained our own sales personnel or distributors. After that, and in accordance with generally accepted accounting principles, we will report sales and cost of sales since the rights and obligations relating to such sales and cost of sales will be ours. We believe substantial sales will not occur until after UL approval is obtained for non-Asian markets.

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

As initially forecasted, we have incurred operating losses since our inception, related primarily to general and administrative costs of which accrued consulting service costs for officers is the most significant item. During the current and comparative prior year quarter we had a net loss of $151,867 and $99,068, respectively. The Company has incurred cumulative losses of $638,915 since inception.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION - continued

Also included in general and administrative expenses in the current and comparative quarters were the following:

	01/31/09	01/31/08

Office rentals including office in home for our two officers	$7,540	$1,127	(a)
Auditing services for the year ended October 31, 2008	11,250	-0-	(b)
Travel and meals	7,759	15,984	(c)
Other amounts	2,172	(1,168)

Total general and administrative expense	$28,721	$15,943

(a)	During the current quarter each of the two officers/directors were paid $1,500 per month commencing December 1, 2008 for the use of their office in home which totaled $6,000.

(b)	Auditing services for the year ended October 31, 2007 were incurred and paid subsequent to the comparative quarter shown above.

(c)
Travel for the current quarter involved principally the one international trip and related travel expenses for Braverman International, P.C.’s personnel for attendance at the quarterly Board meeting in Bangkok, Thailand, in addition to travel between Thailand and Malaysia by our CEO to handle communications with CRI, whereas in the comparative quarter our SEC counsel and CFO traveled to Kuala Lumpur, Malaysia to facilitate and structure the Company’s operations.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations principally from private placement financing since we have had limited revenues since inception. We have suffered recurring losses from operations and have a working capital deficiency (current assets less current liabilities) of $100,297 as of January 31, 2009. Our capital requirements are becoming more significant as we move forward in time and develop our business plan.

CASH REQUIREMENTS AND NEED FOR ADDITIONAL FUNDS

In order to develop our business plan in the near term, we anticipate that we will require approximately $500,000 through additional financing by way of private placements, such as we have done in the past, for general and administrative expenses, including consulting fees, UL approval, the establishment of marketing and sales efforts in Asia and elsewhere, and the cost to acquire inventory and related technical personnel to support these efforts.

To provide the capital to enable us to proceed with purchasing CRI products and placing them with customers under the ESPC (Energy Savings Performance Contract) concept (whereby we receive a portion of the monthly energy savings enjoyed by our customers on products we own and they use over a 10 year period) we will require up to $3,000,000.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.               CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2009. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2009. During the quarter ending on January 31, 2009, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.               RISK FACTORS

None.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended January 31, 2009, we received proceeds of $18,438 for 60,000 additional shares of common stock and reclassified the $15,180 received in advance in October 2008 for stock subscriptions dated in November and December 2008 as common stock issuances for 46,000 shares.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                  OTHER INFORMATION

None

ITEM 6.                  EXHIBITS

Exhibit Number	Exhibit
4.1	Consulting Agreement dated December 15, 2008 - Hans Schulte
4.2	Consulting Agreement dated December 15, 2008 - Ivan Braverman
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARBON CREDITS INTERNATIONAL, INC.

Date: March 3, 2009	By:	/s/ Han J Schulte
Han J Schulte
President and Principal Executive Officer

Date: March 3, 2009	By:	/s/ Ivan Braverman
Ivan Braverman
Chief Financial Officer (Principal Financial and Accounting Officer)