Form 10-Q
period 2009-04-30
CARBON CREDITS INTERNATIONAL, INC.
filed 2009-06-22
CIK 1443611

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 10, 2009, there were 25,787,000 shares of Common Stock, $0.0001 par value.

CARBON CREDITS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

PART I - FINANCIAL INFORMATION

CARBON CREDITS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

INDEX TO FINANCIAL STATEMENTS

Page No.
Condensed Balance Sheets as of April 30, 2009 (Unaudited) and October 31, 2008 (Audited)	F-2

Condensed Statements of Operations for the Three and Six Months Ended April 30, 2009 and 2008, and Cumulative from Inception (October 15, 2007) to April 30, 2009 (Unaudited)	F-3

Condensed Statements of Cash Flows for the Six Months Ended April 30, 2009 and 2008 and Cumulative from Inception (October 15, 2007) to April 30, 2009 (Unaudited)	F-4

Condensed notes to Financial Statements as of April 30, 2009 (Unaudited)	F-5

CARBON CREDITS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	April 30,	October 31,
	2009	2008
	(unadited)	(audited)
ASSETS
CURRENT ASSETS

Cash	$14,324	$75,223
Accounts receivable-affiliate	-	767
Prepaid expenses	347	1,410

Total current assets	14,671	77,400

EQUIPMENT

Computer, net of accumulated depreciation	1,773	2,182

OTHER ASSETS

Website development costs, net of accumalated amortization	5,936	7,124

Total other assets	5,936	7,124

Total assets	$22,380	$86,706

LIABILITIES AND STOCKHOLDERS' EQUITY /(DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$1,096
Accrued liabilities	193,127	-
Shareholders' advances	43,549	72,196

Total current liabilities	$236,676	$73,292

STOCKHOLDERS' EQUITY /(DEFICIT)

Class A Convertible Preferred stock, $.0001 par value,
10,000,000 shares authorized, 8,000,000 issued and outstanding	800	800

Common stock, par value $.0001,100,000,000 shares
authorized, 25,087,000 shares issued and outstanding (2009)
24,781,000 shares issued and outstanding (2008)	2,509	2,478
Paid in capital	545,345	482,004
Stock subscriptions payable	8,472	15,180
Deficit accumulated during development stage	(771,421)	(487,048)

Total stockholders' equity/(deficit)	(214,295)	13,414

Total liabilities & stockholders' equity/(deficit)	$22,380	$86,706

The accompanying notes are an integral part of these financial statements.

CARBON CREDITS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

					Cumulative
					from Inception
	Three Months	Three Months	Six Months	Six Months	(October 15, 2007)
	Ended	Ended	Ended	Ended	to
	30-Apr-09	30-Apr-08	30-Apr-09	30-Apr-08	30-Apr-09

REVENUES	$-	$-	$1,145	$-	$-

EXPENSES
General and administrative:
Consulting fees	89,221	83,125	212,881	166,250	-
Other	42,533	9,574	71,254	25,517	1,912
Depreciation and amortization	799	-	1,597	-	-

Total expenses	132,553	92,699	285,732	191,767	1,912

OPERATING INCOME (LOSS)	(132,553)	(92,699)	(284,587)	(191,767)	(1,912)

OTHER INCOME-Interest	48	-	215	-	162,593

NET LOSS	$(132,506)	$(92,699)	$(284,372)	$(191,767)	$160,681

NET LOSS PER SHARE - BASIC	$ *	$ *	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC	24,922,955	24,621,000	24,896,757	24,595,176

* less than $(.01) per share

The accompanying notes are an integral part of these financial statements.

CARBON CREDITS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
(unaudited)

			Cumulative
	Six Months	Six Months	Inception
	Ended	Ended	(October 15, 2007) to
	30-Apr-09	30-Apr-08	30-Apr-09

OPERATING ACTIVITIES
Net loss	$(284,372)	$(191,767)	$(771,421)
Adjustments to reconcile net loss to net
Cash used by operating activities:
Legal fees- non cash	10,000	-	10,000
Depreciation and amortization	1,597	-	1,869
Common stock issued issued at spin off	-	-	2,420
Common stock issued for services	-	-	800
Compensation considered as addition to capital	19,754	-	333,197

Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable-affiliate	767	-	-
Increase/(decrease) in accounts payable	(1,096)	-	-
(Increase)/decrease in prepaid expenses	1,062	17,954	(348)
Increase in accrued liabilities	193,126	131,330	193,127
Deferred stock offering costs	-	(40,000)	-
Affiliate advance	-	(10,000)	-

Net cash used by operating activities	(59,162)	(92,483)	(230,356)

INVESTING ACTIVITIES
Website development costs	-	-	(7,124)
Purchase of equipment	-	-	(2,454)

Net cash used by investing activities	-	-	(9,578)

FINANCING ACTIVITIES
Proceeds from sale of common stock	18,438	48,999	187,057
Shareholders' advances	18,566	3,788	116,629
Proceeds received in advance of stock subscriptions	8,472	-	23,652
Shareholders' advances - repaid	47,213	401	73,080

Net cash provided (used) by financing activities	(1,737)	52,386	254,258

NET INCREASE/(DECREASE) IN CASH	(60,899)	(40,096)	14,324

CASH, BEGINNING OF PERIOD	75,223	43,934	-

CASH, END OF PERIOD	$14,324	$3,838	$14,324

The accompanying notes are an integral part of these financial statements.

CARBON CREDITS INTERNATIONAL, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
April 30, 2009
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of April 30, 2009, and the results of its operations and cash flows for the six months ended April 30, 2009 and 2008 have been made. Operating results for the three and six months ended April 30, 2009 are not necessarily indicative of the results that may be expected for the year ended October 31, 2009.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s audited financial statements for the year ended October 31, 2008 included in the Company’s Form 10-K. The Company follows the same accounting policies in the preparation of this interim report.

Going Concern

The Company has realized $1,912 of revenues since inception. As of April 30, 2009, the Company has an accumulated deficit of $771,421.

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

NOTE 3 - THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

New Accounting Standards Not Yet Adopted

In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” This Statement replaces SFAS 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the non-controlling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the  acquirer. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, “Goodwill and Other Intangible Assets,” to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

CARBON CREDITS INTERNATIONAL, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
April 30, 2009
(UNAUDITED)

NOTE 3 - THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS - continued

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements.” SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the non-controlling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 160 could have on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in the auditing literature, and is largely similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes in practice. SFAS 165 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. We plan to adopt SFAS 165 in the first quarter of Fiscal 2010 and do not expect it to have a material impact on our consolidated financial statements.

NOTE 4 - EARNINGS PER SHARE

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares outstanding. Potentially dilutive common shares consist of employee stock options, warrants, and restricted stock, and are excluded from the diluted earnings per share computation in periods where the Company has incurred a net loss.

During the three months ended April 30, 2009 and 2008, our loss was less than ($.01) per share based on the weighted average number of shares outstanding during those periods of 24,922,955 and 24,621,000 respectively.  There were no dilutive securities outstanding.

CARBON CREDITS INTERNATIONAL, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
April 30, 2009
(UNAUDITED)

NOTE 5 - EQUITY TRANSACTIONS

During the six month period ended April 30, 2009, we received proceeds of $18,438 for 60,000 shares of common stock and reclassified $15,180 received in advance in October 2008 for stock subscriptions dated in November and December 2008 as common stock issuances for 46,000 shares. In addition, we received $8,472 for future common stock issuances of 24,000, which issuances will be recorded upon receipt of the underlying stock subscription. Our Board of Directors approved the sale of 4,500,000 shares of our restricted common stock to unaffiliated non resident aliens for $0.33 per share on October 15, 2008, of which 266,000 shares have been issued through April 30, 2009.

On April 10, 2009, our Board of Directors authorized an employee and consultants share plan approving the issuance of up to 5,000,000 shares of common stock as remuneration or in consideration for services rendered. On April 14, 2009,  200,000 of these shares were issued in exchange for legal services rendered at a value to the corporation of $0.05 per share. On May 5, 2009, 500,000 of these shares were issued to our CEO in partial payment against accrued compensation for services rendered between  November 1, 2008 and April 30,  2009 at a value to the corporation of $0.05 per share. On May 5, 2009,  200,000 of these shares were issued in exchange for legal services rendered at a value to the corporation of $0.05

NOTE 6 - SHAREHOLDER ADVANCES

Shareholder advances decreased by $28,647 during the six months ended April 30, 2009 representing additional advances of $18,566 and repayments of $47,213, whereas a net decrease for the period ended October 31, 2008 was $68,236 representing repayments of $867 and increases of $69,103.

NOTE 7 - WEBSITE DEVELOPMENT COSTS AND AMORTIZATION

Commencing November 1, 2008, we began amortizing website development costs ratably over a 3 year period. Accordingly, amortization for the three and six months ended April 30, 2009 was $594 and $788, respectively.

NOTE 8  - ACCRUED COMPENSATION

Effective December 15, 2008, compensation was increased from $150,000 for our president and $180,000 for our former CFO for the 12 months ended October 15, 2009 to $210,000 each for the 12 month period ended December 15, 2009. Our former CFO resigned on the March 19, 2009. Accordingly, the accrued compensation as of April 30, 2009 consists of accrued salary compensation of $174,250 and accrued benefits of $18,877.  All accrued compensation of $19,754, which included accrued benefits of $1,931 for our CTO, who resigned as of December 11, 2008, was eliminated and treated as contributed capital as of that date.

NOTE 9 - COMMITMENTS

On May 21, 2009, the Company entered into an exclusive worldwide distribution agreement with Carbon Reducer Industries Ltd of Bangkok, Thailand to market and distribute Carbon Reducer Industries Ltd proprietary next generation energy saving solutions for large energy consuming customers. The Agreement provides for the Company to pay to Carbon Reducer Industries Ltd a licensing fee of 6,000,000 shares of the Company’s common restricted stock. Further, the Company shall pay Carbon Reducer Industries Ltd a commission of 15% of all gross sales proceeds derived from the commercial exploitation of  Carbon Reducer Industries's Ltd  energy saving solutions.

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

DEVELOPMENT OF WORLDWIDE MARKETING AND SALES RIGHTS

Through an agreement dated July 25, 2008 with CRI Sdn Bhd (Malaysia) and our agreement dated May 21, 2009 with Carbon Reducer Industries Limited (Thailand), we hold the rights to market and sell worldwide, certain proprietary products. The cost of these products to us is on a mutually agreeable basis.

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

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

As initially forecasted, we have incurred operating losses since our inception, related primarily to general and administrative costs of which accrued consulting service costs for officers is the most significant item. During the current and comparative prior year quarter we had a net loss of $132,506 and $92,699, respectively. The Company has incurred cumulative losses of $771,241 since inception.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION - continued

Also included in general and administrative expenses in the current and comparative quarters were the following:

	04/30/09	04/30/08

Office rentals including office in home for our two officers	$8,785	1255	(a)
Travel and meals	11,446	7457	(b)
Other amounts	22,302	862

Total general and administrative expense	$42,533	9,574

(a)	Our CEO was paid $1,500 per month for February – April 2009 and our former CFO was paid $1,500 per month for February and March 2009 for the use of their home offices.

(b)	Travel for the current quarter involved principally the one international trip and related travel expenses for our legal counsel to attend our shareholders meeting in April.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations principally from private placement financing since we have had limited revenues since inception. We have suffered recurring losses from operations and have a working capital deficiency (current assets less current liabilities) of $222,004 as of April 30, 2009. Our capital requirements are becoming more significant as we move forward in time and develop our business plan.

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

ITEM 4T.               CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2009. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2009. During the quarter ending on April 30, 2009, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Not required.

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

CARBON CREDITS INTERNATIONAL, INC.

Date: June 19, 2009	By:	/s/ Han J. Schulte
Han J. Schulte
President and Principal Executive Officer

Date: June 19, 2009	By:	/s/ James M. Ryan
James M. Ryan
Chief Financial Officer (Principal Financial and Accounting Officer)