Form 10-Q/A
period 2009-04-30
CARBON CREDITS INTERNATIONAL, INC.
filed 2009-06-29
CIK 1443611

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q /A
First Amendment

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

CARBON CREDITS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

PART I - FINANCIAL INFORMATION

CARBON CREDITS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

INDEX TO FINANCIAL STATEMENTS

Page No.
Condensed Balance Sheets as of April 30, 2009 (Unaudited) and October 31, 2008 (Audited)	F-2

Condensed Statements of Operations for the Three and Six Months Ended April 30, 2009 and 2008, and Cumulative from Inception (October 15, 2007) to April 30, 2009 (Unaudited)	F-3

Condensed Statements of Cash Flows for the Six Months Ended April 30, 2009 and 2008 and Cumulative from Inception (October 15, 2007) to April 30, 2009 (Unaudited)	F-4

Condensed notes to Financial Statements as of April 30, 2009 (Unaudited)	F-5

CARBON CREDITS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	April 30,	October 31,
	2009	2008
	( unaudited )	(audited)
ASSETS
CURRENT ASSETS

Cash	$14,324	$75,223
Accounts receivable-affiliate	-	767
Prepaid expenses	347	1,410

Total current assets	14,671	77,400

EQUIPMENT

Computer, net of accumulated depreciation	1,773	2,182

OTHER ASSETS

Website development costs, net of accumalated amortization	5,936	7,124

Total other assets	5,936	7,124

Total assets	$22,380	$86,706

LIABILITIES AND STOCKHOLDERS' EQUITY /(DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$1,096
Accrued liabilities	193,127	-
Shareholders' advances	43,549	72,196

Total current liabilities	$236,676	$73,292

STOCKHOLDERS' EQUITY /(DEFICIT)

Class A Convertible Preferred stock, $.0001 par value,
10,000,000 shares authorized, 8,000,000 issued and outstanding	800	800

Common stock, par value $.0001,100,000,000 shares
authorized, 25,087,000 shares issued and outstanding (2009)
24,781,000 shares issued and outstanding (2008)	2,509	2,478
Paid in capital	545,345	482,004
Stock subscriptions payable	8,472	15,180
Deficit accumulated during development stage	(771,421)	(487,048)

Total stockholders' equity/(deficit)	(214,295)	13,414

Total liabilities & stockholders' equity/(deficit)	$22,380	$86,706

The accompanying notes are an integral part of these financial statements.

CARBON CREDITS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

					Cumulative
					From Inception
	Three Months	Three Months	Six Months	Six Months	(October 15, 2007)
	Ended	Ended	Ended	Ended	to
	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008	April 30, 2009

REVENUES	$-	$-	$1,145	$-	$1,912

EXPENSES
General and administrative:
Consulting fees	89,221	83,125	212,881	166,250	566,624
Other	42,533	9,574	71,254	25,517	205,126
Depreciation and amortization	799	-	1,597	-	1,869

Total expenses	132,553	92,699	285,732	191,767	773,619

OPERATING INCOME (LOSS)	(132,553)	(92,699)	(284,587)	(191,767)	(771,707)

OTHER INCOME-Interest	48	-	215	-	287

NET LOSS	$(132,506)	$(92,699)	$(284,372)	$(191,767)	$(771,421)

NET LOSS PER SHARE - BASIC	$ *	*	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC	24,922,955	24,621,000	24,896,757	24,595,176

* less than $(.01) per share

The accompanying notes are an integral part of these financial statements.

CARBON CREDITS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
(unaudited)

			Cumulative
	Six Months	Six Months	From Inception
	Ended	Ended	(October 15, 2007) to
	April 30, 2009	April 30, 2008	April 30, 2009

OPERATING ACTIVITIES
Net loss	$(284,372)	$(191,767)	$(771,421)
Adjustments to reconcile net loss to net
Cash used by operating activities:
Legal fees- non cash	10,000	-	10,000
Depreciation and amortization	1,597	-	1,869
Common stock issued issued at spin off	-	-	2,420
Common stock issued for services	-	-	800
Compensation considered as addition to capital	19,754	-	333,197

Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable-affiliate	767	-	-
Increase/(decrease) in accounts payable	(1,096)	-	-
(Increase)/decrease in prepaid expenses	1,062	17,954	(348)
Increase in accrued liabilities	193,126	131,330	193,127
Deferred stock offering costs	-	(40,000)	-
Affiliate advance	-	(10,000)	-

Net cash used by operating activities	(59,162)	(92,483)	(230,356)

INVESTING ACTIVITIES
Website development costs	-	-	(7,124)
Purchase of equipment	-	-	(2,454)

Net cash used by investing activities	-	-	(9,578)

FINANCING ACTIVITIES
Proceeds from sale of common stock	18,438	48,999	187,057
Shareholders' advances	18,566	3,788	116,629
Proceeds received in advance of stock subscriptions	8,472	-	23,652
Shareholders' advances - repaid	(47,213)	(401)	(73,080)

Net cash provided (used) by financing activities	(1,737)	52,386	254,258

NET INCREASE/(DECREASE) IN CASH	(60,899)	(40,096)	14,324

CASH, BEGINNING OF PERIOD	75,223	43,934	-

CASH, END OF PERIOD	$14,324	$3,838	$14,324

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

New Accounting Standards Adopted

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

Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares arising from the conversion of preferred shares into common shares at the election of the holders thereof . Potentially dilutive common shares consist of employee stock options, warrants, and unissued restricted common stock, and are excluded from the diluted earnings per share computation in periods where the Company has incurred net losses .

During the three months ended April 30, 2009 and 2008, our loss was less than ($.01) per share based on the weighted average number of shares outstanding during those periods of 24,925,955 and 24,621,000 respectively.  There were no dilutive securities outstanding.

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

On April 10, 2009, our Board of Directors authorized an employee and consultants share plan approving the issuance of up to 5,000,000 shares of common stock as remuneration or in consideration for services rendered. On April 14, 2009,  200,000 of these shares were issued in exchange for legal services rendered at a value to the corporation of $0.05 per share. On May 5, 2009, 500,000 of these shares were issued to our CEO in partial payment against accrued compensation for services rendered between November 1, 2008 and April 30, 2009. On May 5, 2009,  200,000 shares of the company's common stock were issued from our employee and consultants share plan in consideration for legal services rendered. On May, 21 2009, our board of directors resolved to issue 500,000 shares of the company's common stock from our employee and consultants share plan to our independent directors (250,000 shares to each independent director). In accordance with our agreement with Carbon Reducer Industries Ltd dated May 21, 2009, our board of directors has resolved to issue 6,000,000 shares of the company's restricted common stock. On May, 26 2009, our board of directors resolved to issue 250,000 shares of the company's restricted common stock of the Corporation as a signing bonus in connection with his acceptance of the position of CFO of the Corporation.

NOTE 6 - SHAREHOLDER ADVANCES

Shareholder advances decreased by $28,647 during the six months ended April 30, 2009 representing additional advances of $18,566 and repayments of $47,213, whereas a net decrease for the period ended October 31, 2008 was $68,236 representing repayments of $867 and increases of $69,103.

NOTE 7 - WEBSITE DEVELOPMENT COSTS AND AMORTIZATION

Commencing November 1, 2008, we began amortizing website development costs ratably over a 3 year period. Accordingly, amortization for the three and six months ended April 30, 2009 was $594 and $1,188 , respectively.

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

NOTE 10 - SUBSEQUENT EVENTS

On May 5, 2009, 500,000 shares of the company's common stock were issued from our employee and consultants share plan to our Chief Executive Officer in partial  payment against accrued compensation for services rendered between November 1, 2008 and April 30, 2009.

On May 5, 2009, 200,000 shares of the company's common stock were issued from our employee and consultants share plan in consideration for legal services  rendered.

On May, 21 2009, our board of directors resolved to issue 500,000 shares of the company's common stock from our employee and consultants share plan to our  two independent directors (250,000 shares each) in consideration for services rendered

In accordance with our agreement with Carbon Reducer Industries Ltd dated May 21, 2009, our board of directors has resolved to issue 6,000,000 shares of the  company's restricted common stock.

On May, 26 2009, our board of directors resolved to issue 250,000 shares of the company's restricted common stock of the Corporation as a signing bonus in connection with his acceptance of the position of CFO of the Corporation.

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

DEVELOPMENT OF WORLDWIDE MARKETING AND SALES RIGHTS

Through our agreement dated July 25, 2008 with CRI Sdn Bhd (Malaysia) and our agreement dated May 21, 2009 with Carbon Reducer Industries Limited (Thailand), we hold the rights to market and sell worldwide, certain proprietary products. The cost of these products to us is on a mutually agreeable basis.

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

We are a provider of energy efficiency solutions. We perform energy efficiency audits and consulting as well as the implementation of energy efficient equipment for which we have an exclusive worldwide distribution agreement with Carbon Reducer Industries Ltd of Bangkok, Thailand and Carbon Reducer Industries Sdn Bhd of Johur Bahru, Malaysia.

We apply our Energy Efficiency Services and audit expertise to analyze each client’s energy consumption, energy bill analysis and operational needs and implement our customized energy efficiency solutions. A site audit must be performed to collect the specifications of each distribution board as well to understand our clients operating statistics.

Implementation services include energy efficiency Financial Services to provide the capital to enable us to proceed with purchasing CRI products and placing them with customers under the ESPC (Energy Savings Performance Contract) a concept whereby we receive a portion of the monthly energy savings enjoyed by our customers on products we own to enable the Company’s commercial and industrial clients to pay for its energy efficiency solutions over time.

The Company shall record these extended term receivables as long-term receivables and consolidates them for purposes of optimal receivables management and in anticipation of potentially financing them in order to reduce its cost of capital or through additional financing by way of private placements, such as, we have done in the past, for general and administrative expenses, including consulting fees, certification approvals, the establishment of marketing and sales efforts in Asia and elsewhere, and the cost to acquire inventory and related technical personnel to support these efforts.

We plan to develop relationships with large energy service companies (“ESCO”). ESCOs are awarded project contracts with the public sector, and we intend to serve as their energy efficiency service experts to implement our solutions outside of the scope of their offerings.

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

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION - continued

Also included in general and administrative expenses in the current and comparative quarters were the following:

	April 30, 2009	April 30, 2008

Office rentals including office in home for our two officers	$8,785	1,255	(a)
Travel and meals	11,446	7,457	(b)
Other amounts	22,302	862

Total general and administrative expense	$42,533	9,574

(a)	Our CEO was paid $1,500 per month for February – April 2009 and our former CFO was paid $1,500 per month for February and March 2009 for the use of their home offices.

(b)	Travel for the current quarter involved principally the one international trip and related travel expenses for our legal counsel to attend our shareholders ' meeting in April.

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

To provide the capital to enable us to proceed with purchasing CRI products and placing them with customers under the ESPC (Energy Savings Performance Contract) concept (whereby we receive a portion of the monthly energy savings enjoyed by our customers on products we own and they use over a 10 year period) we will require up to $3,000,000. During the current quarter, the Company began trading of its free trading common stock on the OTCBB pursuant to the FINRA approval to do so.

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

None.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                  OTHER INFORMATION

None.

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

CARBON CREDITS INTERNATIONAL, INC.

Date: June 29 , 2009	By:	/s/ Han J. Schulte
Han J. Schulte
President and Principal Executive Officer

Date: June 29 , 2009	By:	/s/ James M. Ryan
James M. Ryan
Chief Financial Officer (Principal Financial and Accounting Officer)