Form 10-Q
period 2009-07-31
CARBON CREDITS INTERNATIONAL, INC.
filed 2009-09-17
CIK 1443611

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 14, 2009, there were 32,537,000  shares of Common Stock, $0.0001 par value.

CARBON CREDITS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

PART I - FINANCIAL INFORMATION

CARBON CREDITS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

INDEX TO FINANCIAL STATEMENTS

Page No.

Condensed Balance Sheets as of July 31, 2009 (Unaudited) and October 31, 2008 (Audited)	F-2

Condensed Statements of Operations for the Three and Nine Months Ended July 31, 2009 and 2008, and Cumulative from Inception (October 15, 2007) to July 31, 2009 (Unaudited)	F-3

Condensed Statements of Cash Flows for the Nine Months Ended July 31, 2009 and 2008 and Cumulative from Inception (October 15, 2007) to July 31, 2009 (Unaudited)	F-4

Condensed notes to Financial Statements as of July 31, 2009 (Unaudited)	F-5

CARBON CREDITS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEETS

	July 31,	October 31,
	2009	2008
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS

Cash	$18,454	$75,223
Accounts receivable-affiliate	-	767
Prepaid expenses	-	1,410

Total current assets	18,454	77,400

EQUIPMENT

Computer, net of accumulated depreciation	1,569	2,182

OTHER ASSETS

Website development costs, net of accumulated amortization	5,342	7,124

License, net of accumulated amortization	3,768,774	-

Total other assets	3,774,116	7,124

Total assets	$3,794,139	$86,706

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$-	$1,096
Accrued liabilities	85,195	-
Shareholders' advances	37,695	72,196

Total current liabilities	$122,890	$73,292

STOCKHOLDERS' EQUITY

Class A Convertible Preferred stock, $.0001 par value,
10,000,000 shares authorized, 8,000,000 issued and outstanding	800	800

Common stock, par value $.0001,100,000,000 shares
authorized, 32,537,000 shares issued and outstanding (2009)
24,781,000 shares issued and outstanding (2008)	3,254	2,478
Paid in capital	4,993,351	482,004
Stock subscriptions payable	42,272	15,180
Deficit accumulated during development stage	(1,368,428)	(487,048)

Total stockholders' equity	3,671,249	13,414

Total liabilities & stockholders' equity	$3,794,139	$86,706

The accompanying notes are an integral part of these financial statements.

CARBON CREDITS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

						Cumulative
						from Inception
	Three Months	Three Months		Nine Months	Nine Months	(October 15, 2007)
	Ended	Ended		Ended	Ended	to
	July 31, 2009	July 31, 2008		July 31, 2009	July 31, 2008	July 31, 2009

REVENUES	$-	$-		$1,145	$-	$1,912

EXPENSES
General and administrative:
Consulting fees	494,500	83,126		707,381	249,376	1,061,124
Other	30,490	67,338		101,743	92,855	235,616
Depreciation and amortization	72,024	-		73,621	-	73,893

Total expenses	597,014	150,464		882,745	342,231	1,370,633

OTHER INCOME-Interest	7	-		221	-	293
					.
NET LOSS	$(597,007)		$(150,464)	$(881,379)	$(342,231)	$(1,368,428)

NET LOSS PER SHARE - BASIC	$(0.02)	$	*	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC	29,063,630	24,621,000		29,028,923	24,603,847

* less than $(.01) per share

The accompanying notes are an integral part of these financial statements.

CARBON CREDITS INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

			Cumulative
			from
	Nine Months	Nine Months	Inception
	Ended	Ended	(October 15, 2007) to
	July 31, 2009	July 31, 2008	July 31, 2009

OPERATING ACTIVITIES
Net loss	$(881,379)	$(342,231)	$(1,368,427)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	73,621	-	73,893
Common stock issued at spin off	-	-	2,420
Preferred stock issued for services	-	-	800
Common stock issued for services	477,500	-	477,500
Compensation considered as addition to capital	161,005	-	474,448

Changes in operating assets and liabilities:
Decrease in accounts receivable-affiliate	767	-	-
(Decrease) in accounts payable	(1,096)	-	-
Decrease in prepaid expenses	1,410	19,023	-
Increase in accrued liabilities	85,195	222,926	85,195

Net cash used by operating activities	(82,977)	(100,282)	(254,171)

INVESTING ACTIVITIES
Website development costs	-	-	(7,124)
Purchase of equipment	-	-	(2,454)

Net cash used by investing activities	-	-	(9,578)

FINANCING ACTIVITIES
Proceeds from sale of common stock	18,438	48,999	187,057
Proceeds from shareholder advances	30,212	12,787	128,275
Proceeds received in advance of stock subscriptions	42,272	-	57,452
Shareholder advances - repaid	(64,714)	(4,963)	(90,581)

Net cash provided (used) by financing activities	26,208	56,823	282,203

NET INCREASE/(DECREASE) IN CASH	(56,769)	(43,459)	18,454

CASH, BEGINNING OF PERIOD	75,223	43,934	-

CASH, END OF PERIOD	$18,454	$475	$18,454

NON-MONETARY TRANSACTION
Stock issued for licensing agreement 6,000,000 shares
issued at $0.64 per share	$3,840,000	$-	$3,840,000
Stock issued for subscriptions payable 46,000
shares issued at $0.33 per share	$15,180	$-	$15,180

The accompanying notes are an integral part of these financial statements.

CARBON CREDITS INTERNATIONAL, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
July 31, 2009
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of July 31, 2009, and the results of its operations and cash flows for the nine months ended July 31 2009 and 2008 have been made. Operating results for the three and nine months ended July 31 2009 are not necessarily indicative of the results that may be expected for the year ended October 31, 2009.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s audited financial statements for the year ended October 31, 2008 included in the Company’s Form 10-K. The Company follows the same accounting policies in the preparation of this interim report.

Going Concern

The Company has realized $1,912 of revenues since inception. As of July 31 2009, the Company has an accumulated deficit of $1,368,428.

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
July 31, 2009
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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events(“SFAS 165”). SFAS 165 provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in the auditing literature, and is largely similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes in practice. SFAS 165 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. We plan to adopt SFAS 165 in the first quarter of Fiscal 2010 and do not expect it to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2011. The Company does not expect that the adoption of SFAS 166 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending January 3, 2010. This will not have an impact on the results of the Company.

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

CARBON CREDITS INTERNATIONAL, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
July 31, 2009
(UNAUDITED)

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

Diluted loss per share is computed using the weighted average number of shares and dilutive potential common shares arising from the conversion of preferred shares into common shares at the election of the holders thereof. Potentially dilutive common shares consist of employee stock options, warrants, and unissued restricted common stock, and are excluded from the diluted earnings per share computation in periods where the Company has incurred net losses.

During the three months ended July 31 2009 and 2008, our loss was $0.02 and and less than $0.01 per share based on the weighted average number of shares outstanding during those periods of 29,063,630 and 24,621,000, respectively.  There were no dilutive securities outstanding.

NOTE 5 - EQUITY TRANSACTIONS

During the nine month period ended July 31 2009, we received proceeds of $18,438 for 60,000 shares of common stock and reclassified $15,180 received in advance in October 2008 for stock subscriptions dated in November and December 2008 as common stock issuances for 46,000 shares. In addition, we received $8,472 for future common stock issuances of 24,000 shares, which issuances will be recorded upon receipt of the underlying stock subscription. During the three months ended July 31, 2009 we received $33,800 for future common stock issuances of 169,000 shares. Our Board of Directors has approved the sale of 4,500,000 shares of our restricted common stock to unaffiliated non resident aliens for $0.33 per share on October 15, 2008, of which 266,000 shares have been issued through July 31 2009.

On April 10, 2009, our Board of Directors authorized an employee and consultants share plan approving the issuance of up to 5,000,000 shares of common stock as remuneration or in consideration for services rendered. On April 14, 2009,  200,000 of these shares were issued in exchange for legal services rendered at a value to the corporation of $0.05 per share. On May 5, 2009, 500,000 of these shares were issued to our CEO in partial payment against accrued compensation for services rendered between November 1, 2008 and April 30, 2009 at a value to the corporation of $0.05 per share. On May 5, 2009,  200,000 shares of the company's common stock were issued from our employee and consultants share plan in consideration for legal services rendered at a value to the corporation of $0.05 per share. On May, 21 2009, 500,000 shares of the company's common stock from our employee and consultants share plan were issued to our independent directors (250,000 shares to each independent director) at a value to the company of $0.64 per share. On May 26, 2009, in accordance with our agreement with Carbon Reducer Industries Ltd dated May 21, 2009, 6,000,000 shares of the company's restricted common stock were issued at a value of $0.64 each. On May 26, 2009, 250,000 shares of the company's restricted common stock from our employee and consultants share plan were issued to our Chief Financial Officer at a value to the company of $0.45 per share.

NOTE 6 - SHAREHOLDER ADVANCES

Shareholder advances decreased by $34,501 during the nine months ended July 31 2009 representing additional advances of $30,212 and repayments of $64,714, whereas a net increase for the period ended October 31, 2008 was $68,236 representing repayments of $867 and increases of $69,103.

NOTE 7 - WEBSITE DEVELOPMENT COSTS AND AMORTIZATION

Commencing November 1, 2008, we began amortizing website development costs ratably over a 3 year period. Accordingly, amortization for the three and nine months ended July 31 2009 was $594 and $1,782, respectively.

NOTE 8 - LICENSE COSTS AND AMORTIZATION

On May 21, 2009, we entered into an exclusive worldwide distribution agreement with Carbon Reducer Industries, Ltd. (“CRIL”) of Bangkok, Thailand to market and distribute CRIL’s proprietary next generation energy saving solutions for large energy consuming customers. Our Chief Executive Officer is a director, employee and shareholder of CRIL. On May 26, 2009, under the terms of this agreement, we issued of 6,000,000 shares of the Company’s common restricted stock to CRIL at value to the company of $0.64 per share or $3,840,000 in aggregate. The licensing rights have been capitalized at this value and are amortized ratably over an estimated economic life of 10 years. Accordingly, amortization within the three months ended July 31 2009 was 71,226. The capitalized value of the licensing rights under this agreement have not been tested for impairment during the current quarter. An impairment test will be conducted annually.

CARBON CREDITS INTERNATIONAL, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
July 31, 2009
(UNAUDITED)

NOTE 9 - ACCRUED COMPENSATION

Effective December 15, 2008, compensation was increased from $150,000 for our president and $180,000 for our former CFO for the 12 months ended October 15, 2009 to $210,000 each for the 12 month period ended December 15, 2009. Our former CFO resigned on  March 19, 2009.

On May 5, 2009, 500,000 shares were issued to our CEO in partial payment against accrued compensation for services rendered between November 1, 2008 and April 30, 2009 at a value to the corporation of $0.05 per share. On July 31, 2009, our CEO resolved to eliminate the balance of his accrued salary compensation and benefits as a contribution toward the paid in capital of the company.

Accordingly, the accrued compensation as of July 31 2009 consists of accrued salary compensation of $76,750 and accrued benefits of $8,314 payable to our former CFO.

All accrued compensation of $19,754, which included accrued benefits of $1,931 for our CTO, who resigned as of December 11, 2008, was eliminated and treated as contributed capital as of that date.

NOTE 10 - COMMITMENTS

On May 21, 2009, the Company entered into an exclusive worldwide distribution agreement with Carbon Reducer Industries Ltd of Bangkok, Thailand to market and distribute Carbon Reducer Industries Ltd proprietary next generation energy saving solutions for large energy consuming customers. The company has paid Carbon Reducer Industries Ltd a licensing fee of 6,000,000 shares of the Company’s common restricted stock. Further, the Company shall pay Carbon Reducer Industries Ltd a commission of 15% of all gross sales proceeds derived from the commercial exploitation of Carbon Reducer Industries's Ltd  energy saving solutions. ( See Note 5)

NOTE 11 - SUBSEQUENT EVENTS

On September 11, 2009, our board of directors resolved to adjust the issue price from $0.20 per share to $0.05 per share for new subscriptions received during the months of June and July 2009. The company received cash proceeds from private placement investors totaling $33,800 during this period.

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

ITEM 2.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

As initially forecasted, we have incurred operating losses since our inception, related primarily to general and administrative costs of which accrued consulting service costs for officers is the most significant item. During the current and comparative prior year quarter we had a net loss of $597,007 and $150,564, respectively. The Company has incurred cumulative losses of $1,368,428 since inception. During the quarter ended July 31, 2009, our Chief Executive Officer's salary expense of $58,188 was contributed to additional paid in capital of the company and share-based compensation totaling $442,500 was granted to our two independent directors ($160,000 each), Chief Financial Officer ($112,500) and our legal counsel ($10,000).

Also included in general and administrative expenses in the current and comparative quarters were the following:

	July 31,	July 31,
	2009	2008
Office rentals including office in home for our two officers	$5,866	1,951	(a)
Travel and meals	2,026	1,954
Other amounts	22,598	63,433

Total general and administrative expense	$30,490	67,433

(a)	We accrued rental allowances of $1,500 per month payable to our CEO for the three months ended 31 July 2009.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations principally from private placement financing since we have had limited revenues since inception. We have suffered recurring losses from operations and have a working capital deficiency (current assets less current liabilities) of $104,436 as of July 31 2009. Our capital requirements are becoming more significant as we move forward in time and develop our business plan.

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

ITEM 4T.               CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of July 31 2009. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of July 31 2009. During the quarter ending on July 31 2009, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CARBON CREDITS INTERNATIONAL, INC.

Date: September 14, 2009	By:	/s/ Han J. Schulte
Han J. Schulte
President and Principal Executive Officer

Date: September 14, 2009	By:	/s/ James M. Ryan
James M. Ryan
Chief Financial Officer (Principal Financial and Accounting Officer)