Form 10-Q
period 2018-06-30
SinglePoint Inc.
filed 2018-08-20
CIK 1443611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2018

Commission File No. 000-53425

Singlepoint, Inc.
(Name of small business issuer in its charter)

Nevada	26-1240905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2999 North 44th Street Suite 530

Phoenix, AZ 85018

(Address of principal executive offices)

(855) 711-2009

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 20, 2018, the Company had 1,160,986,496 outstanding shares of its common stock, par value $0.0001.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, of Part I of this report include forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

2

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

3

SINGLEPOINT, INC.

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Three and Six Months Ended June 30, 2018 and 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SINGLEPOINT, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash	$62,859	$915,078
Accounts receivable	5,738	-
Prepaid expenses	10,013	385
Inventory	22,635	15,355

Total Current Assets	101,245	930,818

NON-CURRENT ASSETS:
Equipment, net	747	3,547
Investment	165,000	20,000
Intangible asset	346,000	346,000
Goodwill	362,261	362,261
Notes receivable - related parties	14,225	4,225
Other assets	123	123

Total Assets	$989,601	$1,666,974

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$137,560	$142,395
Accrued expenses, including accrued officer salaries	587,460	551,384
Current portion of convertible notes payable, net of debt discount (Note 4)	265,295	350,295
Advances from related party	268,925	70,832
Derivative liability	257,503	324,774

Total Current Liabilities	1,516,743	1,439,680

LONG-TERM LIABILITIES:
Convertible notes payable, net of debt discount (Note 4)	1,101,746	1,007,271

Total Liabilities	2,618,489	2,446,951

Commitments and Contingencies (Note 9)

STOCKHOLDERS' DEFICIT
Class A convertible preferred stock, par value $0.0001; 60,000,000 shares
authorized; 43,950,000 and 47,750,000 shares issued and outstanding	4,395	4,775

Common stock, par value $0.0001; 2,000,000,000 shares authorized;
1,137,614,496 and 935,585,925 shares issued and outstanding	113,762	93,559

Additional paid-in capital	60,180,078	59,951,381
Accumulated deficit	(61,896,275)	(60,797,888)
Total Singlepoint, Inc. stockholders' deficit	(1,598,040)	(748,173)
Non-controlling interest	(30,848)	(31,804)
Total Stockholders' Deficit	(1,628,888)	(779,977)

Total Liabilities and Stockholders' Deficit	$989,601	$1,666,974

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINGLEPOINT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

REVENUE
Revenue	$311,237	$155,625	$500,120	$156,036

Total Revenue	311,237	155,625	500,120	156,036

Cost of Revenue	225,700	121,025	346,456	121,025

Gross profit	85,537	34,600	153,664	35,011

OPERATING EXPENSES:
Consulting fees	44,188	12,150	135,123	163,857
Compensation	83,745	31,873	169,939	61,873
Professional and legal fees	59,001	11,486	80,200	20,156
Investor Relations	90,509	91,572	239,464	280,636
General and administrative	278,734	21,530	395,626	43,670

Operating expenses	556,177	168,611	1,020,352	570,192

LOSS FROM OPERATIONS	(470,640)	(134,011)	(866,688)	(535,181)

OTHER INCOME (EXPENSE):
Interest expense	(33,690)	(11,608)	(58,539)	(23,611)
Amortization of loan costs	(109,708)	-	(219,475)	-
Loss on settlement of debt	-	(2,999,871)	-	(2,999,871)
Loss on change in fair value of investments	(20,000)	-	(20,000)	-
Gain (loss) on change in fair value of derivative liability	(130,487)	(420,000)	67,271	(420,000)

Other income (expense), net	(293,885)	(3,431,479)	(230,743)	(3,443,482)

LOSS BEFORE INCOME TAXES	(764,525)	(3,565,490)	(1,097,431)	(3,978,663)

Income taxes	-	-	-	-

NET LOSS	(764,525)	(3,565,490)	(1,097,431)	(3,978,663)

Loss (income) attributable to non-controlling interests	(454)	(2,868)	(956)	(2,868)

NET LOSS ATTRIBUTABLE TO SINGLEPOINT, INC. STOCKHOLDERS	$(764,979)	$(3,568,358)	$(1,098,387)	$(3,981,531)

Net loss per share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic	1,137,567,400	735,025,602	1,098,816,390	699,544,041

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINGLEPOINT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Six Months Ended June 30, 2018
(Unaudited)

	Preferred Stock Par Value $0.0001		Common Stock Par Value $0.0001		Additional		Non-	Total
	Number of Shares	Amount	Number of Shares	Amount	paid-in Capital	Accumulated Deficit	controlling Interest	Stockholders' Deficit

Balance, December 31, 2017	47,750,000	$4,775	935,585,925	$93,559	$59,951,381	$(60,797,888)	$(31,804)	$(779,977)

Issuance of common shares for services			600,000	60	38,460			38,520
Issuance of common shares for convertible note			106,428,571	10,643	199,357			210,000
Conversion of preferred shares	(3,800,000)	(380)	95,000,000	9,500	(9,120)			-
Net loss						(1,098,387)	956	(1,097,431)

Balance, June 30, 2018	43,950,000	$4,395	1,137,614,496	$113,762	$60,180,078	$(61,896,275)	$(30,848)	$(1,628,888)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINGLEPOINT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Singlepoint, Inc. Stockholders	$(1,098,387)	$(3,981,531)

Adjustments to reconcile net loss to net cash used in operating activities
Income attributable to non-controlling interests	956	2,868
Common stock issued for services	38,520	144,647
Depreciation	2,800	-
Amortization of loan costs	219,475	-
(Gain) loss on change in fair value of derivatives	(67,271)	420,000
(Gain) loss on debt settlement	-	2,999,871
Changes in operating assets and liabilities:
Accounts receivable	(5,738)	(94,273)
Prepaid expenses	(9,628)	-
Inventory	(7,280)	(12,360)
Accounts payable	(4,835)	32,969
Accrued expenses	36,076	102,961

NET CASH USED IN OPERATING ACTIVITIES	(895,312)	(384,848)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for investment	(145,000)	(210,000)

NET CASH USED IN INVESTING ACTIVITIES	(145,000)	(210,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for notes receivable - related party	(10,000)	-
Proceeds from advances from related party	198,093	21,806
Proceeds from issuance of convertible notes, net	-	355,500

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	188,093	377,306

NET CHANGE IN CASH	(852,219)	(217,542)

Cash at beginning of period	915,078	380,059

Cash at end of period	$62,859	$162,517

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to acquire subsidiaries	$-	$1,343,902
Common stock issued for conversion of debt	$210,000	$3,078,000
Conversion of preferred stock to common stock	$9,500	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINGLEPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

History

Carbon Credits International Inc. (“CCII”), which was formed on October 15, 2007 as a Nevada corporation, was the result of a spin off from Carbon Credits Industries, Inc. (“CCI”), its former parent issuer, on October 17, 2007, in which 24,196,000 shares of common stock were issued to the shareholders of CCI on a share for share basis ownership. No assets or liabilities were included in the spin off and there was no previous history or operations of CCII.

On December 23, 2011, CCII entered into a merger agreement with Lifestyle Wireless, Inc. (“LWI”), A Washington Corporation, whereby 30,008,000 shares of CCI common stock were cancelled and 6,321,830 shares of CCII common stock were issued to LWI, with CCII remaining as the surviving company. The effective date of the merger was January 10, 2012 under the Articles of Merger.

On July 1st 2013, CCII changed its name to Singlepoint Inc. (“Singlepoint” or “the Company”) and increased its authorized shares of common stock from 100,000,000 to 500,000,000 and authorized 30,000,000 preferred shares. On July 1st 2013, the ticker symbol changed from CARN to SING.

On July 20, 2016, the Company amended its Articles of Incorporation and increased its authorized common shares from 500,000,000 to 1,000,000,000.

On July 20, 2016, the Company increased the number of authorized Class A Convertible Preferred Stock from 30,000,000 to 60,000,000. The Class A Stock shall be entitled to vote 25 votes of common stock for each share of Class A Stock held with respect to all matters upon which common stockholders are entitled to vote or to which stockholders are entitled to give consent. Class A Stock shall convert into common stock of the Company at a ratio of 6 common shares for every 1 Class A Share.

On August 31, 2017, the Company amended its Articles of Incorporation and increased its authorized common shares from 1,000,000,000 to 2,000,000,000.

On August 31, 2017, the Company amended its Articles of Incorporation and increased the voting rights on its Class A Convertible Preferred Stock to 50 votes of common stock for each share of Class A Stock held with respect to all matters upon which common stockholders are entitled to vote, and increased the conversion ratio on its Class A Stock so that it converts into common stock of the Company at a ratio of 25 common shares for every 1 Class A share.

On May 17, 2017, the Company acquired a 90% interest in Discount Garden Supply, Inc. (“DIGS”) for cash and common stock.

On October 11, 2017, the Company acquired a 51% interest in Jiffy Auto Glass (“JAG”) for cash and common stock.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2018, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue in existence is dependent on the Company’s ability to develop the Company’s business plan and to achieve profitable operations. Since the Company does not anticipate achieving profitable operations and/or adequate cash flows in the near term, management will continue to pursue additional equity financing through private placements of the Company’s common stock.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). They should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2017. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results for the year ending December 31, 2018 or for any future period.

Principles of Consolidation

The consolidated financial statements include the accounts of Singlepoint, Inc., DIGS, JAG, and Singleseed as of and for the three and six months ended June 30, 2018. All significant intercompany transactions have been eliminated in consolidation.

Revenues

The Company has generated little revenues to date. It is the Company’s policy that revenue from product sales or services will be recognized in accordance with ASC 606 “Revenue from Contracts with Customers”. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In applying the new revenue recognition model to contracts with customers, an entity: (1) identifies the contract(s) with a customer; (2) identifies the performance obligations in the contract(s); (3) determines the transaction price; (4) allocates the transaction price to the performance obligations in the contract(s); and (5) recognizes revenue when (or as) the entity satisfies a performance obligation. The accounting standards update applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification.

The Company incurs costs associated with product distribution, such as freight and handling costs. The Company has elected to treat these costs as fulfillment activities and recognizes these costs at the same time that it recognizes the underlying product revenue. As this policy election is in line with the Company’s previous accounting practices, the treatment of shipping and handling activities under Topic 606 did not have any impact on the Company’s results of operations, financial condition and/or financial statement disclosures. In accordance with the new guidance, the Company recognizes revenue at an amount that reflects the consideration that the Company expects to be entitled to receive in exchange for transferring goods or services to its customers. The Company’s policy is to record revenue when control of the goods transfers to the customer.

Revenue Sharing

In addition to selling the Company’s products to customers, the Company recognizes revenues by sharing commissions with Independent Sales Organizations as an agent on a net basis.

These revenues do not comprise a material amount of the Company’s net sales.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of ninety days or less at the time of purchase to be cash equivalents. The Company maintains deposits in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had deposits in excess of amounts insured by the FDIC of $0 as of June 30, 2018.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with the Accounting Standards Committee (“ASC”) 815 “Derivatives and Hedging”. It provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative financial instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or other expense. Upon conversion or exercise of a derivative financial instrument, the instrument is marked to fair value at the conversion date and is reclassified to equity. The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of notes redemption

Income Taxes

The Company accounts for its income taxes in accordance with Income Taxes ASC 740, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company has a net operating loss carryforward, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for deferred tax assets resulting from this net operating loss carry forward.

Earnings (loss) Per Common Share

Basic loss per common share has been calculated based upon the weighted average number of common shares outstanding during the period in accordance with the Statement of FASB ASC 260-10, “Earnings per Share”. Common stock equivalents are not used in the computation of loss per share, as their effect would be antidilutive.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Fair Value Measurements

On January 1, 2011, the Company adopted guidance which defines fair value, establishes a framework for using fair value to measure financial assets and liabilities on a recurring basis, and expands disclosures about fair value measurements. Beginning on January 1, 2011, the Company also applied the guidance to non-financial assets and liabilities measured at fair value on a non-recurring basis, which includes goodwill and intangible assets. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent sources. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1 - Valuation is based upon unadjusted quoted market prices for identical assets or liabilities in accessible active markets.

Level 2 - Valuation is based upon quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable in the market.

Level 3 - Valuation is based on models where significant inputs are not observable. The unobservable inputs reflect a company’s own assumptions about the inputs that market participants would use.

The Company’s financial instruments consist of cash, prepaid expenses, investments, accounts payable, convertible notes payable, advances from related parties, and derivative liabilities. The estimated fair value of cash, prepaid expenses, investments, accounts payable, convertible notes payable and advances from related parties approximate their carrying amounts due to the short-term nature of these instruments.

Certain non-financial assets are measured at fair value on a nonrecurring basis. Accordingly, these assets are not measured and adjusted to fair value on an ongoing basis but are subject to periodic impairment tests. These items primarily include goodwill and other intangible assets which were measured at the acquisition date.

The Company’s derivative liabilities have been valued as Level 3 instruments.

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2017	$–	$–	$324,774	$324,774

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – June 30, 2018	$–	$–	$257,503	$257,503

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2018 and December 31, 2017:

Derivative Liability
Balance, December 31, 2017	324,774
Mark-to-market at June 30, 2018	(67,271)
Balance, June 30, 2018	$257,503
Net (gain) for the six months included in earnings relating to the liabilities held at June 30, 2018	$(62,271)

Goodwill

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Goodwill and certain intangible assets are assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses level 3 inputs and a discounted cash flow methodology to estimate the fair value of a reporting unit. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

Recently Issued Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. It is effective for annual and interim reporting periods beginning after December 15, 2017. We adopted this standard on January 1, 2018 and it did not have a material impact on our financial position or results of operations.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2019 and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We are currently evaluating the timing of adoption and the potential impact of this standard on our financial position, but we do not expect it to have a material impact on our results of operations.

There were various other accounting standards and interpretations issued recently, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows. Management has evaluated these new pronouncements through June 30, 2018.

Subsequent Events

Other than the event described in Note 11, there were no subsequent events that required recognition or disclosure. The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.

NOTE 3 - INVESTMENTS, ACQUISITIONS AND GOODWILL

On January 16, 2018, the Company entered into an equity purchase agreement to purchase a 51% ownership in Shield Saver, LLC, a Colorado limited liability company, for shares of the Company’s common stock with a fair value of $670,000, cash payments of $200,000 based on performance milestones, and payment of $150,000 towards software development after 30 days of closing.

The Company made total payments to Shield Saver, LLC of $165,000 under this agreement as of June 30, 2018, which is reflected as investment on the accompanying balance sheet as of June 30, 2018. As of June 30, 2018, the Company has not issued any of the shares per the terms of this agreement.

For investments acquired with common stock, the Company records its investments at the fair value of the common stock issued for the ownership interests acquired.

Intangible Asset

On August 31, 2017, the Company issued 5,000,000 shares of the Company’s common stock with a fair value of approximately $346,000 in exchange for 1,000,000 WEED tokens, a digital crypto currency, which is reflected as an intangible asset on the accompanying balance sheet as of June 30, 2018 and December 31, 2017.

The Company periodically reviews the carrying value of intangible assets not subject to amortization to determine whether impairment may exist. Intangible assets are assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the market for digital crypto currency, or other factors. Specifically, a comparison of our crypto currency to published market rates is used to identify potential impairment. The Company performed this evaluation of our intangible asset as of June 30, 2018 and determined no impairment was necessary.

Goodwill

The following table presents details of the Company’s goodwill as of June 30, 2018 and December 31, 2017:

	DIGS	JAG	Total
Balances at December 31, 2017:	-	362,261	362,261
Aggregate goodwill acquired	-	-	-
Impairment losses	-	-	-
Balances at June 30, 2018:	$-	$362,261	$362,261

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Goodwill and certain intangible assets are assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. Specifically, a goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses level 3 inputs and a discounted cash flow methodology. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units.

Proforma Information

The accompanying unaudited consolidated financial statements include the results of operations of the acquisitions for the six months ended June 30, 2018. The 2017 acquisitions contributed approximately $498,000 of revenue and approximately $16,000 of net loss for the six months ended June 30, 2018.

The following unaudited pro forma information presents the consolidated results of the Company’s operations and the results of the 2017 acquisitions as if the 2017 acquisitions had been consummated on January 1, 2017. Such unaudited pro forma information is based on historical unaudited financial information with respect to the 2017 acquisitions and does not include operational for other charges which might have been affected by the Company. The unaudited pro forma information for the six months ended June 30, 2017 presented below is for illustrative purposes only and is not necessarily indicative of the results which would have been achieved or results which may be achieved in the future:

Six Months Ended June 30,
2017
Net revenue	$710,558
Net loss	$(3,946,707)

NOTE 4 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:
	June 30, 2018	December 31, 2017

Convertible notes payable to institutional investor, Stockbridge Enterprises, L.P. (the “SB Notes”), with interest at 12%, dated November 1, 2010, due November 1, 2011, convertible at the option of the holder into shares of the Company’s common stock at $0.75 per share (amended to $0.002 per share per Addendum dated October 27, 2016). On December 18, 2017, the noteholder sold a total of $100,000 of this note to two investors. The balance of the note was in default until it was converted in to shares of the Company’s common stock during the six months ended June 30, 2018 (see Note 7 Stockholders’ Deficit).

	-	110,000
Convertible note payable to two investors who purchased $50,000 each of the SB Notes above on December 18, 2017, convertible into shares of the Company’s common stock at $0.002 per share. The notes were in default until being converted in to shares of the Company’s common stock during the six months ended June 30, 2018 (see Note 7 Stockholders’ Deficit).	-	100,000
Convertible note payable with an accredited investor dated October 31, 2017, with interest at 0%, due October 31, 2017, convertible at $0.007 per share. This note is currently in default.	10,500	10,500

Convertible note payable to investor dated July 31, 2017, with interest at 0%, due July 31, 2018, convertible at any time into shares of the Company’s common stock at the average 20-day trading price prior to the noteholder’ conversion. This variable conversion feature resulted in derivative liability of $721,880, a charge to interest expense of $471,880, and a debt discount of $250,000 during the year ended December 31, 2017. The Company recorded amortization expense on the debt discount of $125,000 and a gain on the change in fair value of the derivative liability of $67,271 related to this note for the six months ended June 30, 2018.

	250,000	250,000

Convertible note payable to investor (the “CVP Note”) dated October 10, 2017, with interest at 10%, an OID of $70,000, due October 6, 2019, convertible in 6 months into shares of the Company’s common stock at $0.075 per share. The note provides for additional tranches of a maximum of $3,970,000, which includes OID of 10%. The note includes a warrant to purchase 5,000,000 shares of the Company’s common stock at a price of $0.10 per share, resulting in a debt discount of $118,581. The Company recorded amortization expense of $29,925 related to this debt discount and $17,356 related to the OID for the six months ended June 30, 2018. The note is secured by substantially all assets of the Company.

	670,000	670,000

Convertible note payable to investor (the “UAHC Note”) dated October 10, 2017, with interest at 10%, an OID of $70,000, due October 6, 2019, convertible in 6 months into shares of the Company’s common stock at $0.075 per share. The note includes a warrant to purchase 5,000,000 shares of the Company’s common stock at a price of $0.10 per share, resulting in a debt discount of $118,581. The Company recorded amortization expense of $29,838 related to this debt discount and $17,356 related to the OID for the six months ended June 30, 2018. The note is secured by substantially all assets of the Company.

	670,000	670,000

Convertible note payable, Jiffy Auto Glass, dated October 18, 2017, with interest at 0%, due October 11, 2018, convertible at any time into shares of the Company’s common stock at $0.10 per share.	25,000	25,000

Total convertible notes payable	1,625,500	1,835,500
Less debt discounts	(320,959)	(477,934)
Convertible notes payable, net	1,304,541	1,357,566
Less current portion of convertible notes	(232,551)	(350,295)
Long-term convertible notes payable	$1,071,990	$1,007,271

Total amortization of debt discounts was $219,475 and $0 for the six months ended June 30, 2018 and 2017, respectively. Accrued interest on the above notes payable totaled $191,509 and $133,730 as of June 30, 2018 and December 31, 2017, respectively. Interest expense for the notes payable for the six months ended June 30, 2018 and 2017 was $58,539 and $23,611, respectively.

NOTE 5 - DERIVATIVE LIABILITY

Derivative Liability- Debt

The fair value of the described embedded derivative on all convertible debt was valued at $257,503 and $324,774 at June 30, 2018 and December 31, 2017, respectively, which was determined using the Black Scholes Pricing Model with the following assumptions:

	June 30, 2018	December 31, 2017
Dividend yield:	0%	0%
Term	1.0 year	0.1 – 1.0 year
Volatility	145.45%	151.2 - 181.9%
Risk free rate:	2.33%	0.59 – 1.76%

For the six months ended June 30, 2018, the Company adjusted the recorded fair value of the derivative liability on debt to market resulting in non-cash, non-operating gain of $67,271.

The Note 2 contains a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2018.

NOTE 6 - EARNINGS PER SHARE

The Company computes net loss per share in accordance with FASB ASC 260-10 “Earnings per Share”. Under the provisions of FASB ASC 260-10, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.

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

For the six months ended June 30, 2018 and 2017, the Company’s net loss per share was $0.00 and $0.01, based on the weighted average number of shares outstanding of 1,098,816,390 and 699,544,041, respectively. Total dilutive securities related to convertible notes payable, warrants and Series A Convertible Preferred Stock was 1,121,279,006 as of June 30, 2018.

NOTE 7 - STOCKHOLDERS’ DEFICIT

Articles of Incorporation

On July 20, 2016, the Company amended its Articles of Incorporation and increased its authorized common shares from 500,000,000 to 1,000,000,000.

On July 20, 2016, the Company increased the number of authorized Class A Convertible Preferred Stock from 30,000,000 to 60,000,000. The Class A Stock shall be entitled to vote 25 votes of common stock for each share of Class A Stock held with respect to all matters upon which common stockholders are entitled to vote or to which stockholders are entitled to give consent. Class A Stock shall convert into common stock of the Company at a ratio of 6 common shares for every 1 Class A Share.

On August 31, 2017, the Company amended its Articles of Incorporation and increased its authorized common shares from 1,000,000,000 to 2,000,000,000.

On August 31, 2017, the Company amended its Articles of Incorporation and increased the voting rights on its Class A Convertible Preferred Stock to 50 votes of common stock for each share of Class A Stock held with respect to all matters upon which common stockholders are entitled to vote, and increased the conversion ratio on its Class A Stock so that it converts into common stock of the Company at a ratio of 25 common shares for every 1 Class A share.

Class A Convertible Preferred Shares

As of June 30, 2018 and December 31, 2017, the Company had authorized 60,000,000 shares of Series A Convertible Preferred Stock (“Class A Stock”) with $0.0001 par value, of which 43,950,000 and 47,750,000 shares were issued and outstanding as of June 30, 2018 and December 31, 2017, respectively.

Each share of Class A Stock is convertible at any time into 25 shares of common stock, totaling 1,098,750,000 shares of common stock assuming full conversion of all outstanding shares. No dividends are payable unless declared by the Board of Directors. Each share of Class A Stock votes with the shares of Common Stock and is entitled to 25 votes per share and ranks senior to all other classes of stock in liquidation in the amount of $1 per share.

On January 8, 2018, the Company’s CEO converted 3,000,000 shares of the Company’s Class A convertible preferred stock into 75,000,000 shares of the Company’s common stock.

On January 31, 2018, the Company’s president converted 800,000 shares of the Company’s Class A convertible preferred stock into 20,000,000 shares of the Company’s common stock.

Common Shares

As of June 30, 2018, the Company’s authorized common stock is 2,000,000,000 shares at $0.0001 par value, of which 1,137,614,496 and 935,585,925 shares were issued and outstanding as of June 30, 2018 and December 31, 2017, respectively.

Shares issued during the six months ended June 30, 2018

On February 15, 2018, a convertible note holder converted $110,000 of convertible debt (the SB Notes) into 55,000,000 shares of the Company’s common stock at a price of $0.002 per share.

On February 22, 2018, the Company issued 25,000,000 shares of the Company’s common stock to Corey Lambrecht, a related party, noteholder for conversion of $50,000 of notes purchased from Stockbridge Enterprises, L.P. (the “SB Notes”), at a price of $0.002 per share.

On March 7, 2018, the Company issued 600,000 shares of the Company’s common stock to a consultant for services.

On March 12, 2018, the Company issued 25,000,000 shares of the Company’s common stock to a noteholder for conversion of $50,000 of notes purchased from Stockbridge Enterprises, L.P. (the “SB Notes”), at a price of $0.002 per share.

On April 3, 2018, the Company issued 1,428,571 shares of the Company’s common stock to a noteholder for conversion of a convertible note payable at a price of $0.007 per share.

NOTE 8 - RELATED PARTY TRANSACTIONS

Accrued Officer Compensation

As of June 30, 2018 and December 31, 2017, a total of $349,000 and $358,167, respectively, was accrued for unpaid officer wages due the Company’s CEO under the CEO’s employment agreement.

The Company’s CEO advanced the Company funds during 2018 and 2017, with a balance of $225,000 and $25,000 as of June 30, 2018 and December 31, 2017. The advances are unsecured, bear no interest and have no specified due date.

See Note 7 for related party share issuances to the Company’s CEO, president and another related party.

NOTE 9 - COMMITMENTS

On April 1, 2013, the Company entered into a three-year employment agreement with the Company’s CEO. The agreement calls for compensation of $10,000 per month and allows for incentive bonuses as determined by the Company’s board of directors. This agreement was extended for an additional three-year term on April 1, 2016. The CEO’s employment agreement was amended to increase the compensation to $18,333 per month effective November 1, 2017.

Currently the Company leases approximately 1,400 square feet of office space at 2999 North 44th St Phoenix AZ 85018 at a monthly rent of $3,375.97. The lease term expires September 2019.

Except for the following agreements, the Company does not have any written agreements with any of its executive officers. In May 2018 the Company entered into an Employment Agreement with Mr. Lambrecht. The Agreement provided that Mr. Lambrecht would serve as CEO and CFO of the Company for a term of three years at an annual salary of Two Hundred Twenty Thousand Dollars ($220,000), and an incentive bonus as determined by the board of directors. In addition, during the term the Company shall provide: an automobile allowance of Five Hundred Dollars ($500) Dollars per month, and health care reimbursement of One Thousand Dollars ($1,000) per month. The agreement shall automatically be renewed for additional three-year periods unless either party has provided written termination of this Agreement at least 90 days prior to the expiration of such Term (as defined in the agreement. If employment is terminated as a result of his death or Disability (as defined in the agreement), the Company shall pay, his Base Salary (as defined in the agreement) and any accrued but unpaid Bonus (as defined in the agreement) and expense reimbursement amounts through the date of his Death or Disability and a lump sum payment equal to two years of Base Salary (at the time his Death or Disability occurs) within 30 days of his Death or Disability. In the event the Company does not have the cash flow to pay such amount within 30 days as set forth above, the Company may make such payments over 12 equal monthly installments. If employment is terminated by the Board of Directors of the Company for Cause (as defined in the agreement), then the Company shall pay his Base Salary through the date of his termination and there shall be no further entitlement to any other compensation or benefits from the Company. If employment is terminated by the Company (or its successor) upon the occurrence of a Change of Control (as defined in the agreement) or within six (6) months thereafter, the Company (or its successor, as applicable) shall (i) continue to pay to his Base Salary for a period of thirty six (36) months following such termination, (ii) pay any accrued and any earned but unpaid Bonus, (iv) pay the Executive the Bonus he would have earned had he remained with the Company for six (6) months from the date which such termination occurs, (iv) pay expense reimbursement amounts through the date of termination. While the Company does not currently have a stock option plan, if one is created in the future and options are granted to Mr. Lambrecht, all such Stock Options that have not vested as of the date of such termination shall be accelerated and deemed to have vested as of such termination date and shall remain exercisable for a period as outlined in the Company’s Stock Option program, and (v) Mr. Lambrecht shall be entitled to receive equivalent share issuances as any executive officer, management or director of the Company receives for a period of 36 months thereafter. If employment is terminated by Mr. Lambrecht for Good Reason (as defined in the agreement), or if this Agreement is not renewed, then the Company shall (i) pay a single lump sum cash payment within five business days of such termination equal to 18 times the then monthly Base Salary in effect regardless of when such termination occurs (provided, that in the event the Company does not have the cash flow to pay such amount within five business days as set forth above, the Company may make such payments over 12 equal monthly installments), and (ii) pay Executive the Bonus he would have earned had he remained with the Company for six (6) months from the date which such termination occurs, and (iii) pay Executive any expense reimbursement amounts owed, and payment for any unused vacation days, through the date of termination. All Stock Options that are scheduled to vest in the contract year of the date of such termination shall be accelerated and deemed to have vested as of the termination date. All Stock Options that have not vested (or deemed to have vested pursuant to the preceding sentence) shall be deemed expired, null and void. Any Stock Options that have vested as of the date of termination shall remain exercisable for a period as outlined in the Company’s Stock Option program.

In May 2018 the Company entered into an Employment Agreement with Mr. Ralston. The Agreement provided that Mr. Ralston would serve as President of the Company for a term of three years at an annual salary of One Hundred Thousand Dollars ($100,000), and an incentive bonus as determined by the board of directors. In addition, during the term the Company shall provide: an automobile allowance of Five Hundred Dollars ($500) Dollars per month, and health care reimbursement of One Thousand Dollars ($1,000) per month. The agreement shall automatically be renewed for additional three-year periods unless either party has provided written termination of this Agreement at least 90 days prior to the expiration of such Term (as defined in the agreement. If employment is terminated as a result of his death or Disability (as defined in the agreement), the Company shall pay, his Base Salary (as defined in the agreement) and any accrued but unpaid Bonus (as defined in the agreement) and expense reimbursement amounts through the date of his Death or Disability and a lump sum payment equal to two years of Base Salary (at the time his Death or Disability occurs) within 30 days of his Death or Disability. In the event the Company does not have the cash flow to pay such amount within 30 days as set forth above, the Company may make such payments over 12 equal monthly installments. If employment is terminated by the Board of Directors of the Company for Cause (as defined in the agreement), then the Company shall pay his Base Salary through the date of his termination and there shall be no further entitlement to any other compensation or benefits from the Company. If employment is terminated by the Company (or its successor) upon the occurrence of a Change of Control (as defined in the agreement) or within six (6) months thereafter, the Company (or its successor, as applicable) shall (i) continue to pay to his Base Salary for a period of thirty six (36) months following such termination, (ii) pay any accrued and any earned but unpaid Bonus, (iv) pay the Executive the Bonus he would have earned had he remained with the Company for six (6) months from the date which such termination occurs, (iv) pay expense reimbursement amounts through the date of termination. While the Company does not currently have a stock option plan, if one is created in the future and granted to Mr. Ralston, all such Stock Options that have not vested as of the date of such termination shall be accelerated and deemed to have vested as of such termination date and shall remain exercisable for a period as outlined in the Company’s Stock Option program, and (v) Mr. Ralston shall be entitled to receive equivalent share issuances as any executive officer, management or director of the Company receives for a period of 36 months thereafter. If employment is terminated by Mr. Ralston for Good Reason (as defined in the agreement), or if this Agreement is not renewed, then the Company shall (i) pay a single lump sum cash payment within five business days of such termination equal to 18 times the then monthly Base Salary in effect regardless of when such termination occurs (provided, that in the event the Company does not have the cash flow to pay such amount within five business days as set forth above, the Company may make such payments over 12 equal monthly installments), and (ii) pay Executive the Bonus he would have earned had he remained with the Company for six (6) months from the date which such termination occurs, and (iii) pay Executive any expense reimbursement amounts owed, and payment for any unused vacation days, through the date of termination. All Stock Options that are scheduled to vest in the contract year of the date of such termination shall be accelerated and deemed to have vested as of the termination date. All Stock Options that have not vested (or deemed to have vested pursuant to the preceding sentence) shall be deemed expired, null and void. Any Stock Options that have vested as of the date of termination shall remain exercisable for a period as outlined in the Company’s Stock Option program.

NOTE 10 - REVENUE CLASSES

Selected financial information for the Company’s operating revenue for disaggregated revenue purposes are as follows:

	Six Months Ended June 30,	Six Months Ended June 30,
	2018	2017

Retail	$64,556	$155,234
Services	435,564	802
Total	$500,120	$156,036

NOTE 11 - SUBSEQUENT EVENTS

In July 2018, the Company issued 23,372,000 shares of common stock to a noteholder for interest of $46,744.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

SinglePoint, Inc. (hereinafter the “Company”, “Our”, “We” or “Us”) is a technology and acquisition company with a focus on acquiring companies that will benefit from the injection of growth capital and technology integration. Our portfolio companies include mobile payments, ancillary cannabis services and blockchain solutions. We built our portfolio by acquiring an interest in undervalued companies, thereby providing a rich, diversified holding base. We acquire and work with key company management to grow successful candidate companies.

Plan of Operation

We are a technology and acquisition company with a focus on acquiring companies that will benefit from the injection of growth capital and technology integration. Our portfolio companies include mobile payments, ancillary cannabis services and blockchain solutions. We have developed and released applications mainly in the mobile payments market. The Company has been able to place and develop programs directed towards providing business efficiencies to underserved markets such as the cannabis businesses. The Company has acquired a majority interest in companies as well as invested in others for equity.

Critical Accounting Policies

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended June 30, 2018.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the period ended June 30, 2018.

Results of Operations

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Comparison of the Three Months Ended June 30, 2018 with the Three Months Ended June 30, 2017

Revenue. For the three months ended June 30, 2018, we generated revenues of $311,237 as compared to $155,625 for the three months ended June 30, 2017. The increase of revenue was due to the integration of subsidiaries acquired in May and October of 2017.

Cost of Revenues. For the three months ended June 30, 2018 cost of revenue increased to $225,700 from $121,025 for the three months ended June 30, 2017. The increase was mainly due to the increase in revenue from subsidiaries acquired in May and October of 2017.

Compensation. For the three months ended June 30, 2018, compensation increased to $83,745 from $31,873 for the three months ended June 30, 2017, primarily due to new employment contracts executed with our officers.

Professional fees. For the three months ended June 30, 2018, professional fees increased to $59,001 from $11,486 for the three months ended June 30, 2017, primarily as a result of legal and audit costs related to new reporting requirements and registering to become a fully reporting company with the SEC.

General and Administrative Expenses. Our general and administrative expenses increased to $278,734 for the three months ended June 30, 2018 from $21,530 for the three months ended June 30, 2017, representing a $257,204 increase. The increase was primarily a result of additional costs related to our subsidiaries acquired in May and October of 2017 and well as expenses related to our new office, marketing, insurance and travel.

Other Income (Expense). For the three months ended June 30, 2018, other expense, net was $293,885, compared to $3,431,479 for the three months ended June 30, 2017, a decrease of $3,137,594. The decrease in other expense was primarily due to the $2,999,871 loss on settlement of debt during the three months ended June 30, 2017.

Net Loss. The Company’s net loss was $764,525 and $3,565,490 for the three months ended June 30, 2018 and 2017, respectively. The decrease in net loss was mainly due to the $2,999,871 loss on settlement of debt and the $420,000 loss on change in fair value of derivative liability incurred during the three months ended June 30, 2017.

Comparison of the six Months Ended June 30, 2018 with the six Months Ended June 30, 2017

Revenue. For the six months ended June 30, 2018, revenues of $500,120 were generated as compared to $156,036 for the six months ended June 30, 2017. The increase was mainly due to the increase in revenue from subsidiaries acquired in May and October of 2017.

Cost of Revenue. For the six months ended June 30, 2018 cost of revenue increased to $346,456 from $121,025 for the six months ended June 30, 2017. The increase was mainly due to the increase in revenue from subsidiaries acquired in May and October of 2017.

Compensation. For the six months ended June 30, 2018, compensation increased to $169,939 from $61,873 for the six months ended June 30, 2017, primarily due to new employment contracts executed with our officers.

Professional fees. For the six months ended June 30, 2018, professional fees increased to $80,200 from $20,156 for the six months ended June 30, 2017, primarily as a result of legal and audit costs related to new reporting requirements and registering to become a fully reporting company with the SEC.

General and Administrative Expenses. Our general and administrative expenses increased to $395,626 for the six months ended June 30, 2018 from $43,670 for the six months ended June 30, 2017, representing a $351,956 increase. The increase was primarily a result of additional costs related to our subsidiaries acquired in May and October of 2017 and well as expenses related to our new office, marketing, insurance, advertising and travel.

Other Income (Expense). For the six months ended June 30, 2018, other expense, net was $230,743, compared to $3,443,482 for the six months ended June 30, 2017, a decrease of $3,212,739. The increase in other expense was primarily due to the $2,999,871 loss on settlement of debt and the $420,000 loss on change in fair value of derivative liability incurred during the six months ended June 30, 2017.

Net Loss. The Company’s net loss was $1,097,431 and $3,978,663 for the six months ended June 30, 2018 and 2017, respectively. The decrease in net loss was mainly due to the $2,999,871 loss on settlement of debt and the $420,000 loss on change in fair value of derivative liability incurred during the six months ended June 30, 2017, as well as an increase in revenues of $344,084.

Liquidity and Capital Resources

We are an early stage company and have generated minimal revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

The Company had $62,859 in cash as of June 30, 2018. The Company has negative working capital of approximately $1.4 million, and total stockholders’ deficit of approximately $1.6 million as of June 30, 2018. As of June 30, 2018, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to maintain profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

To continue operations for the next 12 months we will have a cash need of approximately $500,000. Should we not be able to fulfill our cash needs through the increase of revenue we will need to raise money through outside investors through convertible notes, debt or similar instrument(s), including but not limited to the current outstanding convertible notes by Chicago Venture Partners and UAHC. Except as mentioned above, the Company has no committed external source of funds, and there is no guarantee we would be able to raise such funds. The Company plans to pay off current liabilities through sales and increasing revenue through sales of Company services and or products, or through financing activities as mentioned above.

Operating Activities

Cash flow from operating activities – Net cash used in operating activities was $895,312 for the six months ended June 30, 2018 primarily as a result of our net loss of $1,098,387, partially offset by non-cash loan amortization expense of $219,475 and non-cash expense of $38,520 related to common stock issued for services. Net cash used in operating activities for the six months ended June 30, 2017 was $384,848, primarily as a result of our net loss of $3,981,531, partially offset by non-cash expense related to loss on settlement of debt of $2,999,871 and non-cash loss on change in value of derivative liability of $420,000 during the period.

Investing Activities

Cash flow from investing activities – Our investing activities used cash of $145,000 during the six months ended June 30, 2018 due to our investment in Shield Saver. For the six ended June 30, 2017, our investing activities used cash of $210,000 due to our investment in a California-based company.

Financing Activities

Cash flow from financing activities – During the six months ended June 30, 2018, our financing activities provided cash of $188,093, primarily from advances received from our Chief Executive Officer during the period. During the six months ended June 30, 2017, our financing activities provided cash of $377,306, primarily from the proceeds of convertible notes of $355,500.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

During the six months ended June 30, 2018, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. Based on that evaluation, our management, including our President and COO, CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2018 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

Based on our evaluation under the framework described above, our management concluded that we had “material weaknesses” (as such term is defined below) in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

1)

lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures; and

2)	inadequate segregation of duties consistent with control objectives

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2018, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor its property is a party to any pending legal proceeding.

Item 1A. Risk Factors

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 3, 2018, the Company issued 1,428,571 shares of the Company’s common stock to a noteholder for conversion of a convertible note payable at a price of $0.007 per share.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Name of Exhibit
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 are formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. (2)

________________

(1) Filed herewith.

(2) Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of Singlepoint, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

SINGLEPOINT, INC.

Dated: August 20, 2018	By:	/s/ Gregory P. Lambrecht
Gregory P. Lambrecht
Chief Executive Officer, Chief Financial Officer, Director

