Form 10-Q
period 2018-09-30
SinglePoint Inc.
filed 2018-11-14
CIK 1443611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 14, 2018, the Company had 1,177,630,300 outstanding shares of its common stock, par value $0.0001.

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

2

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

3

SINGLEPOINT, INC.

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Three and Nine Months Ended September 30, 2018 and 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SINGLEPOINT, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash	$21,656	$915,078
Accounts receivable	7,273	-
Prepaid expenses	9,628	385
Inventory	15,318	15,355

Total Current Assets	53,875	930,818

NON-CURRENT ASSETS:
Equipment, net	-	3,547
Investment	35,000	20,000
Intangible asset	346,000	346,000
Goodwill	762,985	362,261
Notes receivable - related parties	-	4,225
Other assets	-	123

Total Assets	$1,197,860	$1,666,974

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$138,835	$142,395
Accrued expenses, including accrued officer salaries	691,852	551,384
Current portion of convertible notes payable, net of debt discount (Note 4)	285,500	350,295
Advances from related party	578,886	70,832
Derivative liability	356,010	324,774

Total Current Liabilities	2,051,083	1,439,680

LONG-TERM LIABILITIES:
Convertible notes payable, net of debt discount (Note 4)	1,149,272	1,007,271

Total Liabilities	3,200,355	2,446,951

Commitments and Contingencies (Note 9)

STOCKHOLDERS' DEFICIT
Class A convertible preferred stock, par value $0.0001; 60,000,000 shares authorized; 44,950,000 and 47,750,000 shares issued and outstanding	4,495	4,775
Common stock, par value $0.0001; 2,000,000,000 shares authorized; 1,167,965,663 and 935,585,925 shares issued and outstanding	116,797	93,559
Additional paid-in capital	61,150,041	59,951,381
Accumulated deficit	(63,233,858)	(60,797,888)
Total Singlepoint, Inc. stockholders' deficit	(1,962,525)	(748,173)
Non-controlling interest	(39,970)	(31,804)
Total Stockholders' Deficit	(2,002,495)	(779,977)

Total Liabilities and Stockholders' Deficit	$1,197,860	$1,666,974

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINGLEPOINT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017
REVENUE
Revenue	$381,037	$30,690	$881,157	$186,726

Total Revenue	381,037	30,690	881,157	186,726

Cost of Revenue	305,684	15,754	652,140	136,779

Gross profit	75,353	14,936	229,017	49,947

OPERATING EXPENSES:
Consulting fees	47,960	23,217	183,083	187,074
Compensation	818,730	38,675,515	988,669	38,737,388
Professional and legal fees	41,004	68,279	121,204	88,435
Investor Relations	29,674	78,701	269,138	359,337
General and administrative	284,999	66,259	680,625	109,929

Operating expenses	1,222,367	38,911,971	2,242,719	39,482,163

LOSS FROM OPERATIONS	(1,147,014)	(38,897,035)	(2,013,702)	(39,432,216)

OTHER INCOME (EXPENSE):
Interest expense	(34,665)	(11,032)	(93,204)	(34,643)
Amortization of loan costs	(92,151)	(311,128)	(311,626)	(311,128)
Gain (loss) on settlement of debt	5,632	(6,686,824)	5,632	(9,686,695)
Loss on change in fair value of investments	20,000	(20,000)	-	(20,000)
Gain (loss) on change in fair value of derivative liability	(98,507)	-	(31,236)	(420,000)

Other income (expense), net	(199,691)	(7,028,984)	(430,434)	(10,472,466)

LOSS BEFORE INCOME TAXES	(1,346,705)	(45,926,019)	(2,444,136)	(49,904,682)

Income taxes	-	-	-	-

NET LOSS	(1,346,705)	(45,926,019)	(2,444,136)	(49,904,682)

Loss (income) attributable to non-controlling interests	9,122	381	8,166	(2,487)

NET LOSS ATTRIBUTABLE TO SINGLEPOINT, INC. STOCKHOLDERS	$(1,337,583)	$(45,925,638)	$(2,435,970)	$(49,907,169)

Net loss per share - basic	$(0.00)	$(0.06)	$(0.00)	$(0.07)

Weighted average number of common shares outstanding - basic	1,162,754,224	834,582,583	1,120,363,206	745,051,535

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINGLEPOINT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Nine Months Ended September 30, 2018
(Unaudited)

	Preferred Stock Par Value $0.0001		Common Stock Par Value $0.0001		Additional		Non-	Total
	Number of Shares	Amount	Number of Shares	Amount	paid-in Capital	Accumulated Deficit	controlling Interest	Stockholders' Deficit

Balance, December 31, 2017	47,750,000	$4,775	935,585,925	$93,559	$59,951,381	$(60,797,888)	$(31,804)	$(779,977)

Issuance of common shares for services			600,000	60	38,460			38,520
Issuance of common shares for investments			6,979,167	698	215,656			216,354
Issuance of common shares for convertible note			106,428,571	10,643	199,357			210,000
Issuance of common shares for accrued interest			23,372,000	2,337	44,407			46,744
Issuance of preferred shares for services	1,000,000	100			709,900			710,000
Conversion of preferred shares	(3,800,000)	(380)	95,000,000	9,500	(9,120)			-
Net loss						(2,435,970)	(8,166)	(2,444,136)

Balance, September 30, 2018	44,950,000	$4,495	1,167,965,663	$116,797	$61,150,041	$(63,233,858)	$(39,970)	$(2,002,495)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SINGLEPOINT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,435,970)	$(49,907,169)

Adjustments to reconcile net loss to net cash used in operating activities
Income attributable to non-controlling interests	(8,166)	2,487
Common stock issued for services	38,520	144,647
Changes in fair value of investments	-	20,000
Depreciation	3,547	-
Amortization of loan costs	311,626	311,128
(Gain) loss on change in fair value of derivatives	31,236	420,000
Excess of fair value of derivative over debt principal	-	-
(Gain) loss on debt settlement	(5,632)	9,686,695
Preferred stock issued for services	710,000	38,640,000
Changes in operating assets and liabilities:
Accounts receivable	(7,273)	(80,680)
Prepaid expenses	(9,243)	-
Inventory	37	(8,953)
Other assets	123	-
Accounts payable	(3,560)	77,234
Accrued expenses	154,054	45,760

NET CASH USED IN OPERATING ACTIVITIES	(1,220,701)	(648,851)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for investment	(15,000)	(260,000)
Cash paid for acquisition of subsidiaries	(170,000)	-

NET CASH USED IN INVESTING ACTIVITIES	(185,000)	(260,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for notes receivable - related party	4,225	-
Proceeds from advances from related party	508,054	60,360
Proceeds from issuance of convertible notes, net	-	605,500

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	512,279	665,860

NET CHANGE IN CASH	(893,422)	(242,991)

Cash at beginning of period	915,078	380,059

Cash at end of period	$21,656	$137,068

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for accrued interest	$46,744	$-
Common stock issued to acquire investments	$-	$343,902
Common stock issued to acquire subsidiaries	$216,354	$1,343,902
Common stock issued for conversion of debt	$210,000	$3,078,000
Conversion of preferred stock to common stock	$9,500	$-

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

On July 1, 2013, CCII changed its name to Singlepoint Inc. (“Singlepoint” or “the Company”) and increased its authorized shares of common stock from 100,000,000 to 500,000,000 and authorized 30,000,000 preferred shares. On July 1, 2013, the ticker symbol changed from CARN to SING.

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

On August 31, 2018, the Company acquired a 51% interest in Shield Saver, LLC (“Shield Saver”) for cash and common stock.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2018, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). They should be read in conjunction with the audited consolidated financial statements, including the notes thereto, as of and for the year ended December 31, 2017. The information furnished in this report reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of our financial position, results of operations and cash flows for each period presented. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results for the year ending December 31, 2018 or for any future period.

Principles of Consolidation

The consolidated financial statements include the accounts of Singlepoint, DIGS, JAG, and Singleseed, Inc. as of and for the three and nine months ended September 30, 2018, and the one-month results of Shield Saver since its acquisition on August 31, 2018. All significant intercompany transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of ninety days or less at the time of purchase to be cash equivalents. The Company maintains deposits in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had deposits in excess of amounts insured by the FDIC of $0 as of September 30, 2018.

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

The Company’s derivative liabilities have been valued as Level 3 instruments.

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2017	$–	$–	$324,774	$324,774

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – September 30, 2018	$–	$–	$356,010	$356,010

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2018 and December 31, 2017:

Derivative Liability
Balance, December 31, 2017	324,774
Mark-to-market at September 30, 2018	31,236
Balance, September 30, 2018	$356,010
Net (gain) for the nine months included in earnings relating to the liabilities held at September 30, 2018	$31,236

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

There were various other accounting standards and interpretations issued recently, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows. Management has evaluated these new pronouncements through September 30, 2018.

Subsequent Events

Other than the events described in Note 11, there were no subsequent events that required recognition or disclosure. The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.

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

The Company made total payments to Shield Saver, LLC of $170,000 , and issued 6,979,167 shares of the Company’s common stock with a value of $216,354 under this agreement as of September 30, 2018, for total consideration of $386,354, of which $383,454 is reflected as goodwill on the accompanying balance sheet as of September 30, 2018.

For investments acquired with common stock, the Company records its investments at the fair value of the common stock issued for the ownership interests acquired.

Intangible Asset

On August 31, 2017, the Company issued 5,000,000 shares of the Company’s common stock with a fair value of approximately $346,000 in exchange for 1,000,000 WEED tokens, a digital crypto currency, which is reflected as an intangible asset on the accompanying balance sheet as of September 30, 2018 and December 31, 2017.

The Company periodically reviews the carrying value of intangible assets not subject to amortization to determine whether impairment may exist. Intangible assets are assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the market for digital crypto currency, or other factors. Specifically, a comparison of our crypto currency to published market rates is used to identify potential impairment. The Company performed this evaluation of our intangible asset as of September 30, 2018 and determined no impairment was necessary.

Goodwill

The following table presents details of the Company’s goodwill as of September 30, 2018 and December 31, 2017:

	Shield Saver	JAG	Total
Balances at December 31, 2017:	-	362,261	362,261
Aggregate goodwill acquired	400,724	-	400,724
Impairment losses	-	-	-
Balances at September 30, 2018:	$400,724	$362,261	$762,985

Shield Saver, LLC

On August 31, 2018, the Company acquired a 51% equity stake in Shield Saver, LLC for $170,000 cash and 6,979,167 shares of the Company’s common stock valued at $216,354. As of September 30, 2018, the total purchase price for Shield Saver, LLC was allocated as follows:

Goodwill	$400,724
Current assets	19,934
Current liabilities	(34,304)
Total net assets acquired	$386,354
The purchase price consists of the following:
Cash	170,000
Common Stock	216,354
Total purchase price	$386,354

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

Proforma Information

The accompanying unaudited consolidated financial statements include the results of operations of the acquisitions for the nine months ended September 30, 2018. The 2017 acquisitions contributed approximately $877,000 of revenue and approximately $18,000 of net income for the nine months ended September 30, 2018.

The 2018 acquisition of Shield Saver contributed approximately $2,000 of revenue and $2,000 of net loss for the nine months ended September 30, 2018 .

The following unaudited pro forma information presents the consolidated results of the Company’s operations and the results of the 2018 acquisition as if the 2018 acquisition of Shield Saver had been consummated on January 1, 2018. Such unaudited pro forma information is based on historical unaudited financial information with respect to the 2018 acquisition and does not include operational or other charges which might have been affected by the Company. The unaudited pro forma information for the nine months ended September 30, 2018 presented below is for illustrative purposes only and is not necessarily indicative of the results which would have been achieved or results which may be achieved in the future:

Nine Months Ended September 30,
2018
Net revenue	$882,557
Net loss	$(2,403,800)

The following unaudited pro forma information presents the consolidated results of the Company’s operations and the results of the 2017 acquisitions of DIGS and JAG as if the 2017 acquisitions had been consummated on January 1, 2017. Such unaudited pro forma information is based on historical unaudited financial information with respect to the 2017 acquisitions and does not include operational or other charges which might have been affected by the Company. The unaudited pro forma information for the nine months ended September 30, 2017 presented below is for illustrative purposes only and is not necessarily indicative of the results which would have been achieved or results which may be achieved in the future:

Nine Months Ended September 30,
2017
Net revenue	$969,641
Net loss	$(49,866,307)

NOTE 4 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	September 30, 2018	December 31, 2017

Convertible notes payable to institutional investor, Stockbridge Enterprises, L.P. (the “SB Notes”), with interest at 12%, dated November 1, 2010, due November 1, 2011, convertible at the option of the holder into shares of the Company’s common stock at $0.75 per share (amended to $0.002 per share per Addendum dated October 27, 2016). On December 18, 2017, the noteholder sold a total of $100,000 of this note to two investors. The balance of the note was in default until it was converted in to shares of the Company’s common stock during the nine months ended September 30, 2018 (see Note 7 Stockholders’ Deficit).

	$-	$110,000

Convertible note payable to two investors who purchased $50,000 each of the SB Notes above on December 18, 2017, convertible into shares of the Company’s common stock at $0.002 per share. The notes were in default until being converted in to shares of the Company’s common stock during the nine months ended September 30, 2018 (see Note 7 Stockholders’ Deficit).	-	100,000

Convertible note payable with an accredited investor dated October 31, 2017, with interest at 0%, due October 31, 2017, convertible at $0.007 per share. This note is currently in default.	10,500	10,500

Convertible note payable to investor dated July 31, 2017, with interest at 0%, due July 31, 2018, convertible at any time into shares of the Company’s common stock at the average 20-day trading price prior to the noteholder’ conversion. This variable conversion feature resulted in derivative liability of $721,880, a charge to interest expense of $471,880, and a debt discount of $250,000 during the year ended December 31, 2017. The Company recorded amortization expense on the debt discount of $145,205 and a loss on the change in fair value of the derivative liability of $31,236 related to this note for the nine months ended September 30, 2018. This note is currently in default.

	250,000	250,000

Convertible note payable to investor (the “CVP Note”) dated October 10, 2017, with interest at 10%, an OID of $70,000, due October 6, 2019, convertible in 6 months into shares of the Company’s common stock at $0.075 per share. The note provides for additional tranches of a maximum of $3,970,000, which includes OID of 10%. The note includes a warrant to purchase 5,000,000 shares of the Company’s common stock at a price of $0.10 per share, resulting in a debt discount of $118,581. The Company recorded amortization expense of $44,823 related to this debt discount and $26,178 related to the OID for the nine months ended September 30, 2018. The note is secured by substantially all assets of the Company.

	670,000	670,000

Convertible note payable to investor (the “UAHC Note”) dated October 10, 2017, with interest at 10%, an OID of $70,000, due October 6, 2019, convertible in 6 months into shares of the Company’s common stock at $0.075 per share. The note includes a warrant to purchase 5,000,000 shares of the Company’s common stock at a price of $0.10 per share, resulting in a debt discount of $118,581. The Company recorded amortization expense of $44, 823 related to this debt discount and $26,178 related to the OID for the nine months ended September 30, 2018. The note is secured by substantially all assets of the Company.

	670,000	670,000

Convertible note payable, Jiffy Auto Glass, dated October 18, 2017, with interest at 0%, due October 11, 2018, convertible at any time into shares of the Company’s common stock at $0.10 per share.	25,000	25,000

Total convertible notes payable	1,625,500	1,835,500
Less debt discounts	(190,728)	(477,934)
Convertible notes payable, net	1,434,772	1,357,566
Less current portion of convertible notes	(285,500)	(350,295)
Long-term convertible notes payable	$1,149,272	$1,007,271

JAG, the Company’s subsidiary, entered into a Funding Purchase Agreement on August 25, 2017, whereby JAG received proceeds of $100,000 with loan costs of $37,000, for a total loan of $137,000. Total amortization of loan costs under this agreement was $24,420 for the nine months ended September 30, 2018. This debt was refinanced in April 2018 for $65,000 under a credit agreement with another third-party, payable in weekly payments of approximately $800 through July 2019. The balance under this credit agreement was $46,940 as of September 30, 2018 and is included in accrued expenses on the accompanying balance sheet.

Total amortization of debt discounts was $311,626 and $311,128 for the nine months ended September 30, 2018 and 2017, respectively. Accrued interest on the above notes payable totaled $178,541 and $133,730 as of September 30, 2018 and December 31, 2017, respectively. Interest expense for the notes payable for the nine months ended September 30, 2018 and 2017 was $93,204 and $34,643, respectively.

NOTE 5 - DERIVATIVE LIABILITY

Derivative Liability- Debt

The fair value of the described embedded derivative on all convertible debt was valued at $356,010 and $324,774 at September 30, 2018 and December 31, 2017, respectively, which was determined using the Black Scholes Pricing Model with the following assumptions:

	September 30, 2018	December 31, 2017
Dividend yield:	0%	0%
Term	1.0 year	0.1 – 1.0 year
Volatility	114.08%	151.2 - 181.9%
Risk free rate:	2.59%	0.59 – 1.76%

For the nine months ended September 30, 2018, the Company adjusted the recorded fair value of the derivative liability on debt to market resulting in non-cash, non-operating loss of $31,236.

The Note 2 contains a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2018.

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

For the nine months ended September 30, 2018 and 2017, the Company’s net loss per share was $0.00 and $0.07, based on the weighted average number of shares outstanding of 1,120,363,206 and 745,051,535, respectively. Total dilutive securities related to convertible notes payable, warrants and Series A Convertible Preferred Stock was 1,151,853,022 as of September 30, 2018.

NOTE 7 - STOCKHOLDERS’ DEFICIT

Articles of Incorporation

On July 20, 2016, the Company amended its Articles of Incorporation and increased its authorized common shares from 500,000,000 to 1,000,000,000.

On July 20, 2016, the Company increased the number of authorized Class A Convertible Preferred Stock from 30,000,000 to 60,000,000. The Class A Stock is entitled to vote 25 votes of common stock for each share of Class A Stock held with respect to all matters upon which common stockholders are entitled to vote or to which stockholders are entitled to give consent. Class A Stock shall convert into common stock of the Company at a ratio of 6 common shares for every 1 Class A Share.

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

Class A Convertible Preferred Shares

As of September 30, 2018 and December 31, 2017, the Company had authorized 60,000,000 shares of Series A Convertible Preferred Stock (“Class A Stock”) with $0.0001 par value per share, of which 44,950,000 and 47,750,000 shares were issued and outstanding as of September 30, 2018 and December 31, 2017, respectively.

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

On January 8, 2018, the Company’s CEO converted 3,000,000 shares of the Company’s Class A Stock into 75,000,000 shares of the Company’s common stock.

On January 31, 2018, the Company’s president converted 800,000 shares of the Company’s Class A Stock into 20,000,000 shares of the Company’s common stock.

On September 12, 2018, the Company issued 1,000,000 shares of the Company’s Class A Stock with a value of $710,000 to a director for services.

Common Shares

As of September 30, 2018, the Company’s authorized common stock is 2,000,000,000 shares at $0.0001 par value per share. 1,167,965,663 and 935,585,925 shares were issued and outstanding as of September 30, 2018 and December 31, 2017, respectively.

Shares issued during the Nine Months ended September 30, 2018

On February 15, 2018, a convertible note holder converted $110,000 of convertible debt (the “SB Notes”) into 55,000,000 shares of the Company’s common stock at a price of $0.002 per share.

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

On July 2, 2018, the Company issued 23,372,000 shares of the Company’s common stock to a noteholder to for $46,744 of accrued interest.

On August 31, 2018, the Company issued 6,979,167 shares of the Company’s common stock with a value of $216,354 for an equity interest in Shield Saver (see Note 3).

NOTE 8 - RELATED PARTY TRANSACTIONS

Accrued Officer Compensation

As of September 30, 2018 and December 31, 2017, a total of $385,667 and $358,167, respectively, was accrued for unpaid officer wages due the Company’s CEO under the CEO’s employment agreement.

The Company’s CEO advanced the Company funds during 2018 and 2017, with a balance of $535,000 and $25,000 as of September 30, 2018 and December 31, 2017. The advances are unsecured, bear no interest and have no specified due date.

See Note 7 for related party share issuances to the Company’s CEO, president and another related party.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

NOTE 10 - REVENUE CLASSES

Selected financial information for the Company’s operating revenue for disaggregated revenue purposes are as follows:

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2018	2017

Retail	$136,317	$182,331
Services	744,840	4,395
Total	$881,157	$186,726

NOTE 11 - SUBSEQUENT EVENTS

In October 2018, the Company issued 9,664,637 shares of common stock to a noteholder for the conversion of $100,000 of debt.

On November 5, 2018, the Company entered into Secured Convertible Promissory Note with an investor for $5,520,000 with interest at 10%, an OID of $500,000, loan costs of $20,000, due November 5, 2020, convertible in 6 months into shares of the Company’s common stock at a price equal to the average of the three lowest closing bid prices during the twenty days prior to conversion. The noteholder may, in its sole discretion, designate collateral as security for the obligation as it deems fit. The Company received initial proceeds under the note of $500,000 on November 8, 2018.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended September 30, 2018.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the period ended September 30, 2018.

Results of Operations

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Comparison of the Three Months Ended September 30, 2018 with the Three Months Ended September 30, 2017

Revenue. For the three months ended September 30, 2018, we generated revenues of $381,037 as compared to $30,690 for the three months ended September 30, 2017. The increase of revenue was due to the integration of subsidiaries acquired in May and October of 2017, and in August of 2018.

Cost of Revenues. For the three months ended September 30, 2018 cost of revenue increased to $305,684 from $15,754 for the three months ended September 30, 2017. The increase was mainly due to the increase in revenue from subsidiaries acquired in May and October of 2017, and in August of 2018.

Compensation. For the three months ended September 30, 2018, compensation decreased to $818,730 from $38,675,515 for the three months ended September 30, 2017, primarily due to compensation expense of $38,640,000 related the issuance of shares of Series A Preferred Stock (“Series A Stock”) to our officers and directors for services during the three months ended September 30, 2017.

Investor Relations. For the three months ended September 30, 2018, investor relations expense decreased to $29,674 from $78,701 for the three months ended September 30, 2017, primarily as a result of decreased use of investor relations consultants.

General and Administrative Expenses. Our general and administrative expenses increased to $284,999 for the three months ended September 30, 2018 from $66,259 for the three months ended September 30, 2017, representing a $218,739 increase. The increase was primarily a result of additional costs related to our subsidiaries acquired in May and October of 2017 and well as expenses related to our new office, marketing, insurance and travel.

Other Income (Expense). For the three months ended September 30, 2018, other expense, net was $199,691, compared to $7,028,984 for the three months ended September 30, 2017, a decrease of $6,829,293. The decrease in other expense was primarily due to the $6,686,824 loss on settlement of debt during the three months ended September 30, 2017.

Net Loss. The Company’s net loss was $1,346,705 and $45,926,019 for the three months ended September 30, 2018 and 2017, respectively. The decrease in net loss was mainly due to the $6,686,824 loss on settlement of debt and the $38,640,000 in compensation expense incurred for the issuance of shares of Series A Stock to officers and directors during the three months ended September 30, 2017.

Comparison of the Nine Months Ended September 30, 2018 with the Nine Months Ended September 30, 2017

Revenue. For the nine months ended September 30, 2018, revenues of $881,157 were generated as compared to $186,726 for the nine months ended September 30, 2017. The increase was mainly due to the increase in revenue from subsidiaries acquired in May and October of 2017.

Cost of Revenue. For the nine months ended September 30, 2018 cost of revenue increased to $652,140 from $136,779 for the nine months ended September 30, 2017. The increase was mainly due to the increase in revenue from subsidiaries acquired in May and October of 2017.

Compensation. For the nine months ended September 30, 2018, compensation decreased to $988,669 from $38,737,388 for the three months ended September 30, 2017, primarily due to compensation expense of $38,640,000 related to the issuance of shares of Series A Stock to our officers and directors for services during the nine months ended September 30, 2017.

Professional fees. For the nine months ended September 30, 2018, professional fees increased to $121,204 from $88,435 for the nine months ended September 30, 2017, primarily as a result of legal and audit costs related to new reporting requirements and registering to become a fully reporting company with the SEC.

General and Administrative Expenses. Our general and administrative expenses increased to $680,625 for the nine months ended September 30, 2018 from $109,929 for the nine months ended September 30, 2017, representing a $570,695 increase. The increase was primarily a result of additional costs related to our subsidiaries acquired in May and October of 2017 and well as expenses related to our new office, marketing, insurance, advertising and travel.

Other Income (Expense). For the nine months ended September 30, 2018, other expense, net was $430,434, compared to $10,472,466 for the nine months ended September 30, 2017, a decrease of $10,042,032. The decrease in other expense was primarily due to the $9,686,695 loss on settlement of debt incurred during the nine months ended September 30, 2017.

Net Loss. The Company’s net loss was $2,444,136 and $49,904,682 for the nine months ended September 30, 2018 and 2017, respectively. The decrease in net loss was mainly due to the $9,686,695 loss on settlement of debt and the compensation expense of $38,640,000 related the issuance of shares of Series A Stock to our officers and directors for services incurred during the nine months ended September 30, 2017, as well as an increase in revenues of $694,431.

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

The Company had $21,656 in cash as of September 30, 2018. The Company has negative working capital of approximately $2.0 million, and total stockholders’ deficit of approximately $2.0 million as of September 30, 2018. As of September 30, 2018, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to maintain profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

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

Operating Activities

Cash flow used in operating activities – Net cash used in operating activities was $1,223,601 for the nine months ended September 30, 2018 primarily as a result of our net loss of $2,435,970, partially offset by non-cash loan amortization expense of $311,626, non-cash expense of $38,520 related to common stock issued for services, and non-cash expense of $710,000 related to Series A Stock issued for services. Net cash used in operating activities for the nine months ended September 30, 2017 was $648,851, primarily as a result of our net loss of $49,907,169, partially offset by non-cash expense related to loss on settlement of debt of $9,686,695 and non-cash expense of $38,640,00 related to Series A Stock issued for services.

Investing Activities

Cash flow used in investing activities – Our investing activities used cash of $185,000 during the nine months ended September 30, 2018 due primarily to our investment in Shield Saver. For the nine months ended September 30, 2017, our investing activities used cash of $260,000 due to our investment in a DIGS.

Financing Activities

Cash flow from financing activities – During the nine months ended September 30, 2018, our financing activities provided cash of $512,279, primarily from advances received from our Chief Executive Officer during the period. During the nine months ended September 30, 2017, our financing activities provided cash of $665,860, primarily from the proceeds of convertible notes of $605,500.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

During the nine months ended September 30, 2018, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. Based on that evaluation, our management, including our President and COO, CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2018 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2018, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor its property is a party to any pending legal proceeding.

Item 1A. Risk Factors

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 2, 2018, the Company issued 23,372,000 shares of the Company’s common stock to a noteholder for $46,744 of accrued interest.

On August 31, 2018, the Company issued 6,979,167 shares of the Company’s common stock with a value of $216,354 for an equity interest in Shield Saver, LLC.

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

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 are formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. (2)

________________

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

SINGLEPOINT, INC.

Dated: November 14, 2018	By:	/s/ Gregory P. Lambrecht
Gregory P. Lambrecht
Chief Executive Officer, Chief Financial Officer, Director

