Form 10-K
period 2018-12-31
SinglePoint Inc.
filed 2019-04-05
CIK 1443611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-53425

Singlepoint Inc.
(Name of small business issuer in its charter)

Nevada	26-1240905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2999 North 44th Street Suite 530

Phoenix, AZ 85018

(Address of principal executive offices)

(855) 711-2009

(Issuer’s telephone number)

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $0.0001

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. ☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of the common equity, as of the last business day of the registrants most recently completed second fiscal quarter was $43,779,050.

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 5, 2019, the Company had 1,299,350,272 outstanding shares of its common stock, par value $0.0001.

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933 that involve risks and uncertainties. Forward-looking statements convey our current expectations or forecasts of future events. All statements contained in this Annual Report other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate,” “should,” “could,” “would,” “potential,” or the negative of those terms and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. All of these forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. Actual results could differ from those projected in these forward-looking statements as a result of many factors, including those identified in “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. We urge you to review and consider the various disclosures made by us in this report, and those detailed from time to time in our filings with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect our future results. Factors that could cause actual results to differ materially include, among others, our ability to make good decisions about the deployment of capital, our substantial capital requirements and absence of liquidity, competition, our inability to obtain maximum value for our holdings, our ability to attract and retain qualified employees, our ability to execute our strategy, market valuations in sectors in which we operate, our need to manage our assets, and risks associated with our assets and their performance, including the fact that most have a limited history and a history of operating losses, face intense competition and may never be profitable, the effect of economic conditions in the business sectors in which our partner companies operate, compliance with government regulation and legal liabilities, all of which are discussed in Item 1A. Risk Factors.” Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

2

3

Item 1. Business

We look to acquire businesses and build brands based on technology solutions we believe will increase efficiencies across various markets. We currently have interests in multiple companies, including the follow operating entities.:

Discount Indoor Garden Supplies, Inc. (DIGS) –DIGS provides hydroponic supplies and nutrients to commercial and individual farmers. The company has an online store, and sells nutrients, lights, HVAC systems, among other products to individuals that are interested in horticulture. The company also fulfills and distributes products at wholesale costs to other business and stores in the southern California market.

2-

SingleSeed, Inc. – SingleSeed is an online business providing hemp-based products to consumers. In addition to the hemp based products sold via ecommerce, the business has relationships to resell services such as internet marketing, payment processing and website design. SingleSeed is a company solely dedicated to providing services to the underserved cannabis and hemp-based markets.

Jiffy Auto Glass Corporation (JAG) –JAG provides windshield replacement services in Denver Colorado and Phoenix Arizona. The company works closely with ShieldSaver to test and drive new technological development in the automotive market. JAG is able to fulfill work orders for ShieldSaver in markets the company has a presence, such as Denver and Phoenix.

In September 2018 our partner launched the Bitcoin powered solution to enable consumers to store and send bitcoin through the use of blockchain technology. Pursuant to our joint venture agreement, our partner is responsible for the maintenance of the technology and we are responsible for the development, operation and maintenance of the technology and we are responsible for the distribution and sales of their suite of products and provide developmental support as needed in exchange for the development of this solution. The agreement provides that the parties shall collaborate unless the parties determine to terminate the relationship.

In January 2018 the Company entered into an agreement with ShieldSaver, LLC to acquire fifty one percent (51%) of the outstanding interests of ShieldSaver, LLC. Pursuant to the agreement we paid $140,000 to Shield Saver, LLC and are obligated to issue shares of our common stock with an aggregate value of $670,000 based upon the applicable closing trading price. ShieldSaver is a technology focused automotive company working to efficiently track records of vehicle repairs. ShieldSaver is an automotive technology business pairing repair shops with potential customer via proprietary License Plate Recognition technology. The company works closely with large parking lot management companies at airports and other locations around the United States to obtain the data needed to operate. To date the Company has not issued ShieldSaver the equity due per the terms of the agreement, and as such we do not own, consolidate or operate ShieldSaver, LLC.

In February 2018 we entered into a joint venture to cross market software technology via a non-exclusive license. The goal is to cross market software technology via nonexclusive license, and, to enter a commission referral program. Pursuant to the agreement we will distribute and market Smart Cannabis Hardware (greenhouses, control systems, associated hardware components), and Software systems; SMARTAPP Automation System and “Track and Trace Software System.” We will place orders at an agreed purchase price or sign up clients to a subscription fee agreement, and will be compensated by discounted wholesale prices, or, be paid a monthly commission equal to 50% of the subscription fee contracts that are in good standing. We have exclusive distribution rights within the State of Arizona, with the exception of Smart Cannabis’s pre-existing OEM RESELLER relationship (s) in place. We may sell Smart Cannabis SOFTWARE products in an expanded territory of the United States on a non - exclusive basis unless the companies agree to include specific features only available through the joint software efforts of the companies. We granted the right to participate in our Bitcoin Payments Application and agreed to grant commissions of fifty percent on revenues received by referred customers who utilize the service.

The SMARTAPP lets you operate and monitor your smart greenhouse deployment, from on-site at your location, in your office, or even at home in your living room. The app is designed as a tool for the owner, operator, and/or farmer to quickly assess the state of the greenhouse and their crop. The SMARTAPP greenhouse app enables the customer to be quickly alerted and respond effectively to any issue before it becomes a risk to their harvest.

The Track and Trace Software System will provide the ability for a transparent ledger starting from the origination of a seed through the sale of the final product (Seed to Sale), reducing the amount of time and effort of a manual system. The track and trace solution can help reduce human error and the time-consuming reporting requirements.

We are working to store and verify data using blockchain technology. We are in the process of architecting a solution in which anytime a vehicle is brought in for windshield replacement (JAG) we would store the pertinent information on the blockchain for future reference by the owner in whatever capacity they need.

We also work with NewSun Energies to refer solar leads to them in markets they serve. NewSun Energies is considered a qualified referral partner of ours. Currently we are generating approximately 2-3 leads per month, but have not generated any sales.

The Company does not produce any products and as such the Company does not purchase raw materials, and (2) none of the Company’s various subsidiaries, who either provide services or are a reseller of products, has a “principal supplier”, with the exception of JAG, whose principal supplier is Mygrant Auto Glass.

Our Core Technology

SinglePoint -Mobile Web Credit Card Gateway – Pay by Text

Our mobile web checkout gateway service allows mobile users to purchase goods and services directly from any web-enabled mobile phone via credit or debit card. Our secure checkout gateway is Payment Card Industry (PCI) compliant, adhering to the strictest industry security standards.

Our technology is designed to optimize and improve the mobile checkout experience. Our service works on any mobile device with a mobile browser so our clients can sell products and services or collect donations on any web-enabled phone on any carrier worldwide.

Payment Options

•	One-Time Transactions: Our Checkout supports one-time transactions of any value.

•	Recurring Transaction: Recurring payments are utilized for daily, weekly, monthly and annual subscriptions. Our mobile gateway manages the entire process.

•

Authorization: If a customer needs to validate a credit card without payment, we can generate an authorization request on a provided credit card. This transaction type is useful for physical goods merchants, companies looking to offer trials or our mobile charity auction product.

We currently work with Independent Sales Organizations (“ISO”) to distribute the services and integrate a merchant’s payment options. We work collaboratively with ISO’s to create a detailed sales and marketing plan, including prioritizing prospects from their existing client base and identifying external prospects.

ShieldSaver + JAG

JAG and ShieldSaver work together to drive leads and conversion to sales of Windshield repair and replacement. The ShieldSaver technology is designed to increase efficiency and remove inconsistency among vehicle repair costs.

SingleSeed

SingleSeed is an online retailer where consumer hemp products are listed for sale to individual customers. The storefront provides an online purchasing point and an additional place for vendors to sell their products. When SingleSeed receives an order, the product is shipped directly to the purchaser from the manufacturer. This eliminates SingleSeed having to purchase or hold any inventory. SingleSeed marks up the product from the wholesale price to create the margin for SingleSeed to make money on the product sales.

Discount Indoor Garden Supplies

DIGS is a California-based supplier of cultivation equipment and fulfills orders nationwide.

Item 1A. Risk Factors.

Risks Related to Our Business

We may not be able to achieve our strategic initiatives and grow our business as anticipated.

Beginning in fiscal year 2014, we made a strategic decision to transition from a technology-based solutions provider to an acquisition and funding development partner. Our strategic initiatives have required us to devote financial and operational assets to these activities. Our success depends on our ability to appropriately manage our expenses as we invest in these initiatives. If we are not able to execute on this strategy successfully or if our investments in these activities do not yield significant returns, our business may not grow as we anticipated, which could adversely affect our operating results.

Any disruption of service at our facilities or our third-party providers could interrupt or delay our customers’ access to solutions, which could harm our operating results.

Any damage to, or failure of, our systems generally could result in interruptions in our services. Interruptions in our services may reduce our revenue, cause customers to terminate their subscriptions and adversely affect our attrition rates and our ability to attract new customers, all of which would reduce our revenue. Our business would also be harmed if our customers and potential customers believe our services are unreliable.

Federal regulation and enforcement may adversely affect the implementation of medical marijuana laws and regulations may negatively impact our revenues and profits.

Currently, there are 30 states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the Controlled Substances Act (the “CSA”), the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited. Until Congress amends the CSA with respect to medical marijuana, there is a risk that federal authorities may enforce current federal law, and we may be deemed to be facilitating the selling or distribution of drug paraphernalia in violation of federal law. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the Company. The risk of strict enforcement of the CSA in light of congressional activity, judicial holdings and stated federal policy remains uncertain.

The Company may provide services to and potentially handle monies for businesses in the legal cannabis industry.

Selling or distributing medical or retail cannabis is deemed to be illegal under the Federal Controlled Substances Act even though such activities may be permissible under state law. A risk exists that our services could be deemed to be facilitating the selling or distribution of cannabis in violation of the federal Controlled Substances Act, or to constitute aiding or abetting, or being an accessory to, a violation of that Act. Such a finding, claim, or accusation would likely severely limit the Company’s ability to continue with its operations in this field.

The legal cannabis industry faces an uncertain legal environment on state, federal, and local levels.

Although we continually monitor the most recent legal developments affecting the legal cannabis industry, the legal environment could shift in a manner not currently contemplated by the Company. For example, while we think there will always be a place for compliance-related services, broader state and federal legalization could render the compliance landscape significantly less technical, which would render our suite of compliance services less valuable and marketable. Lending money to legal cannabis participants could also be subject to legal challenge if the federal government or another jurisdiction decides to more actively enforce applicable laws. These unknown legal developments could directly and indirectly harm our business and results of operations.

We rely on third parties for certain financial and operational services essential to our ability to manage our business. A failure or disruption in these services could materially and adversely affect our ability to manage our business effectively.

We rely on third parties for certain essential financial and operational services. Traditionally, the vast majority of these services are provided by large enterprise software vendors who license their software to customers. Moreover, these vendors provide their services to us via a cloud-based model instead of software that is installed on our premises. As a result, we depend upon these vendors providing us with services that are always available and are free of errors or defects that could cause disruptions in our business processes, which could adversely affect our ability to operate and manage our operations.

Many of our customers are small- and medium-sized businesses, which may result in increased costs as we attempt to reach, acquire and retain customers.

We market and sell our services to small- and medium-sized businesses. In order for us to improve our operating results and continue to grow our business, it is important that we continually attract new customers, sell additional services to existing customers and encourage existing customers to renew their subscriptions. However, selling to and retaining small- and medium- sized businesses can be more difficult than selling to and retaining large enterprises because small- and medium-sized business customers:

•	are more price sensitive;

•	are more difficult to reach with broad marketing campaigns;

•	have high churn rates in part because of the nature of their businesses;

•	often lack the staffing to benefit fully from our application suite’s rich feature set; and

•	often require higher sales, marketing and support expenditures by vendors that sell to them per revenue dollar generated for those vendors.

If we are unable to cost-effectively market and sell our service to our target customers, our ability to grow our revenue and become profitable will be harmed.

We may choose to raise additional capital. Such capital may not be available, or may be available on unfavorable terms, which would adversely affect our ability to operate our business.

We expect that our existing cash balances will be sufficient to meet our working capital and capital expenditure needs for the next twelve months. If we choose to raise additional funds, due to unforeseen circumstances or material expenditures, we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all, and any additional financings could result in additional dilution to our existing stockholders.

Our market is subject to changing preferences; failure to keep up with these changes would result in our losing market share, thus seriously harming our business, financial condition and results of operations.

Our customers and end users expect frequent product introductions and have changing requirements for new products and features. In order to be competitive, we need to develop and market new products and product enhancements that respond to these changing requirements on a timely and cost-effective basis. Our failure to do so promptly and cost effectively would seriously harm our business, financial condition and results of operations.

We could become involved in claims or litigations that may result in adverse outcomes.

Due to the nature of our business from time to time we may be involved in a variety of claims or litigations.

We have had a history of losses and may incur future losses, which may prevent us from attaining profitability.

We have a history of operating losses since our inception. We may incur operating losses in the future, and these losses could be substantial and impact our ability to attain profitability. We do not expect to significantly increase expenditures for product development, general and administrative expenses, and sales and marketing expenses; however, if we cannot increase revenue growth, we will not achieve or sustain profitability or positive operating cash flows. Even if we achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

We cannot predict every event and circumstance that may impact our business and, therefore, the risks discussed herein may not be the only ones you should consider.

As we continue to grow our business, we may encounter other risks of which we are not aware as of the date of this Registration Statement. These additional risks may cause serious damage to our business in the future, the impact of which we cannot estimate at this time.

We will need additional funding if we intend on growing our portfolio companies and making future acquisitions. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our planned development.

We expect our expenses to increase in connection with our ongoing activities. Furthermore, upon the effectiveness of this Registration Statement, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate some or all of our research and development programs or commercialization efforts.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until the time, if ever, that we can generate substantial product revenues, we plan to finance our cash needs through some combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

We hold investments in various entities including in digital crypto currency which is subject to impairment

We hold investments in various different entities through holding equity and or digital crypto currency. There is no guarantee that the equity we hold in these various entities will maintain, decrease or increase in value, or that we will be able to liquidate out interests for a profit or at all. The failure to liquidate any such investments can have a material adverse impact on our business and financial position. Our investment in crypto currency could become impaired in the future. Crypto currencies are an emerging technology, are currently unregulated, have no investor protection, and its value may become extremely volatile or even worthless. Future impairment of our crypto currency holdings could have an adverse impact on our balance sheet as it relates to the value of this investment.

There is a risk that the distribution of the WEED tokens we hold may be subject to federal and or state laws if they are considered securities

In the past, the SEC has considered some digital tokens as securities. A report by the SEC in July 2017 stated that issuers of distributed ledger or blockchain technology-based securities must register offers and sales of such securities unless a valid exemption applies. Those participating in unregistered offerings also may be liable for violations of the securities laws. If the token is deemed a security, federal and state securities laws require investment professionals and their firms who offer, transact in, or advise on investments to be licensed or registered. Further, the issuer of these tokens could face discipline for noncompliance of such state and federal laws.

The storage and custody of our digital assets are subject to cybersecurity breaches

Our digital assets are held in a digital wallet (software program where assets are held). There is a private key that is saved for the owner of such wallet. While we believe our digital wallet to be secure, advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the technology used to protect our digital assets. If someone is able to circumvent the security measures over the wallet where we hold our digital assets, it may result in the theft, by others of our digital assets.

There is substantial doubt about our ability to continue as a going concern

We have not generated any profit from combined operations since our inception. We expect that our operating expenses will increase over the next twelve months to continue our development activities. Based on our average monthly expenses and current burn rate, we estimate that our cash on hand as of December 31, 2018 will not sufficiently support our operation for the next twelve months. We do not expect to raise capital through debt financing from traditional lending sources since we are not currently generating a profit from operations. Therefore, we only expect to raise money through equity financing via the sale of our common stock or equity-linked securities such as convertible debt. If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. If we are unsuccessful in raising additional financing, we may need to curtail, discontinue or cease operations.

Risks Related to Employee Matters and Managing Growth

Our future success depends on our ability to retain our chief executive officer and other key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on Gregory Lambrecht, our Chief Executive Officer, William Ralston, our President, as well as the other principal members of our management team. Although we have entered into employment agreements with Mr. Lambrecht and Mr. Ralston providing for certain benefits, including severance in the event of a termination without cause, these agreements do not prevent them from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

In addition, we rely on consultants and advisors to assist us in formulating our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

Risks Associated with Our Capital Stock

Because we will become a reporting company under the Exchange Act by means other than a traditional underwritten initial public offering, we may not be able to attract the attention of research analysts at major brokerage firms.

Because we will not become a reporting company by conducting an underwritten initial public offering, or IPO, of our common stock, and because we will not be listed on a national securities exchange, security analysts of brokerage firms may not provide coverage of our company. In addition, investment banks may be less likely to agree to underwrite secondary offerings on our behalf than they might if we were to become a public reporting company by means of an IPO because they may be less familiar with our company as a result of more limited coverage by analysts and the media, and because we became public at an early stage in our development.

Our common stock may become subject to the SEC’s penny stock rules, which may make it difficult for broker-dealers to complete customer transactions and could adversely affect trading activity in our securities.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock may be less than $5.00 per share for some period of time and therefore would be a “penny stock” according to SEC rules, unless we are listed on a national securities exchange. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;
•	receive the purchaser’s prior written agreement to the transaction;
•

provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•

obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If required to comply with these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected.

The market price of our common stock may be volatile and may fluctuate in a way that is disproportionate to our operating performance.

Our stock price may experience substantial volatility as a result of a number of factors, including:

•	sales or potential sales of substantial amounts of our common stock;
•	the success of competitive products or technologies;
•	announcements about us or about our competitors, including new product introductions and commercial results;
•	the recruitment or departure of key personnel;
•	developments concerning our licensors or manufacturers;
•	litigation and other developments;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us; and
•	general economic, industry and market conditions.

Many of these factors are beyond our control. The stock markets in general, and the market for FinTec (financial technology) and blockchain companies in particular, have historically experienced extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors could reduce the market price of our common stock, regardless of our actual operating performance.

We currently have outstanding shares of preferred stock that have special rights that could limit our ability to undertake corporate transactions, inhibit potential changes of control and reduce the proceeds available to our common stockholders in the event of a change in control. Additionally, even after our preferred stock converts to common stock, certain of our stockholders will have rights that could limit our ability to undertake corporation transactions and inhibit changes of control.

We currently have outstanding two classes of stock, common stock and preferred stock, and there is one series of preferred stock, Class A Convertible Preferred Stock. The holders of Class A Convertible Preferred Stock are entitled to super voting and super converting rights.

As a result of the rights our preferred stockholders have, we may not be able to undertake certain corporate transactions, including equity or debt offerings necessary to raise sufficient capital to run our business, change of control transactions or other transactions that may otherwise be beneficial to our businesses. These provisions may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which our common stockholders might otherwise receive a premium price for their shares. The market price of our common stock could be adversely affected by the rights of our preferred stockholders.

We have never paid and do not intend to pay cash dividends.

We have never paid cash dividends on any of our capital stock and we currently intend to retain future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be our common stockholders’ sole source of gain for the foreseeable future. Under the terms of our existing Articles of Incorporation, we cannot declare, pay or set aside any dividends on shares of any class or series of our capital stock, other than dividends on shares of common stock payable in shares of common stock, unless we pay dividends to the holders of our preferred stock. Additionally, without special stockholder and board approvals, we cannot currently pay or declare dividends and will be limited in our ability to do so until such time, if ever, that we are listed on a stock exchange.

Our executive officers and directors have the ability to control all matters submitted to stockholders for approval.

Our executive officers and directors hold collectively 46,200,000 shares of our Class A Convertible Preferred Stock (each share votes as the equivalent of 50 shares of common stock on all matters submitted for a vote by the common stockholders), and as such, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act collectively, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Provisions in our articles of incorporation and by-laws and under Nevada law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our articles of incorporation and by-laws, respectively, may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which our common stockholders might otherwise receive a premium price for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors.

We will incur increased costs as a result of operating as a public reporting company, and our management will be required to devote substantial time to new compliance initiatives.

As a public reporting company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC, have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

We currently have outstanding, and we may, in the future issue instruments which are convertible into shares of common stock, which will result in additional dilution to you.

We currently have an outstanding instrument which is convertible into shares of common stock, and we may need to issue similar instruments in the future. In the event that these convertible instruments are converted into shares of common stock, or that we make additional issuances of other convertible or exchangeable securities, you could experience additional dilution. Furthermore, we cannot assure you that we will be able to issue shares or other securities in any other offering at a price per share that is equal to or greater than the price per share paid by investors or the then current market price.

Item 1B. Unresolved Staff Comments.

The Company is neither an accelerated ﬁler nor a large accelerated ﬁler, as deﬁned in Rule 12b-2 of the Exchange Act (§240.12b-2 of this chapter), nor is it a well-known seasoned issuer as deﬁned in Rule 405 of the Securities Act (§230.405 of this chapter), and as such is not required to provide the information required by this item.

Item 2. Properties.

Currently the Company leases approximately 1,400 square feet of office space at 2999 North 44th St Phoenix AZ 85018 at a monthly rent of $3,375.97. The lease term expires September 2019.

Item 3. Legal Proceedings.

Neither the Company nor its property is a party to any pending legal proceeding.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Common Stock of the Company is currently trading on the OTCQB under the symbol “SING.” The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the OTCQB market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarterly period	High	Low
Fiscal year ended December 31, 2018:
First Quarter	$0.1094	$0.0291
Second Quarter	$0.0680	$0.0235
Third Quarter	$0.0520	$0.0255
Fourth Quarter	$0.0400	$0.0106

Fiscal year ended December 31, 2017:
First Quarter	$0.0180	$0.0046
Second Quarter	$0.0175	$0.0055
Third Quarter	$0.0150	$0.0062
Fourth Quarter	$0.0245	$0.0075

Holders

As of December 31, 2018, there were 1,236,319,023 shares of common stock outstanding, which were held by approximately 185 record holders. In addition, there were 50,950,000 shares of our Class A Convertible Preferred Stock outstanding, which were held by six record holders.

Compensation Plans

Except for the following agreements, the Company does not have any written agreements with any of its executive officers. In May 2018 the Company entered into an Employment Agreement with Mr. Lambrecht and Mr. Ralston. The Agreement provided that Mr. Lambrecht would serve as CEO and CFO of the Company for a term of three years at an annual salary of Two Hundred Twenty Thousand Dollars ($220,000), and an incentive bonus as determined by the board of directors. The Agreement provided that Mr. Ralston would serve as President of the Company for a term of three years at an annual salary of One Hundred Thousand Dollars ($100,000), and an incentive bonus as determined by the board of directors. In addition, during the term the Company shall provide: an automobile allowance of Five Hundred Dollars ($500) Dollars per month, and health care reimbursement of One Thousand Dollars ($1,000) per month. The agreement shall automatically be renewed for additional three-year periods unless either party has provided written termination of this Agreement at least 90 days prior to the expiration of such Term (as defined in the agreement. If employment is terminated as a result of his death or Disability (as defined in the agreement), the Company shall pay, his Base Salary (as defined in the agreement) and any accrued but unpaid Bonus (as defined in the agreement) and expense reimbursement amounts through the date of his Death or Disability and a lump sum payment equal to two years of Base Salary (at the time his Death or Disability occurs) within 30 days of his Death or Disability. In the event the Company does not have the cash flow to pay such amount within 30 days as set forth above, the Company may make such payments over 12 equal monthly installments. If employment is terminated by the Board of Directors of the Company for Cause (as defined in the agreement), then the Company shall pay his Base Salary through the date of his termination and there shall be no further entitlement to any other compensation or benefits from the Company. If employment is terminated by the Company (or its successor) upon the occurrence of a Change of Control (as defined in the agreement) or within six (6) months thereafter, the Company (or its successor, as applicable) shall (i) continue to pay to his Base Salary for a period of thirty six (36) months following such termination, (ii) pay any accrued and any earned but unpaid Bonus, (iv) pay the Executive the Bonus he would have earned had he remained with the Company for six (6) months from the date which such termination occurs, (iv) pay expense reimbursement amounts through the date of termination. While the Company does not currently have a stock option plan, if one is created in the future and options are granted to Mr. Lambrecht, all such Stock Options that have not vested as of the date of such termination shall be accelerated and deemed to have vested as of such termination date and shall remain exercisable for a period as outlined in the Company’s Stock Option program, and (v) Mr. Lambrecht shall be entitled to receive equivalent share issuances as any executive officer, management or director of the Company receives for a period of 36 months thereafter. If employment is terminated by Mr. Lambrecht for Good Reason (as defined in the agreement), or if this Agreement is not renewed, then the Company shall (i) pay a single lump sum cash payment within five business days of such termination equal to 18 times the then monthly Base Salary in effect regardless of when such termination occurs (provided, that in the event the Company does not have the cash flow to pay such amount within five business days as set forth above, the Company may make such payments over 12 equal monthly installments), and (ii) pay the Executive the Bonus he would have earned had he remained with the Company for six (6) months from the date which such termination occurs, and (iii) pay the Executive any expense reimbursement amounts owed, and payment for any unused vacation days, through the date of termination. All Stock Options that are scheduled to vest in the contract year of the date of such termination shall be accelerated and deemed to have vested as of the termination date. All Stock Options that have not vested (or deemed to have vested pursuant to the preceding sentence) shall be deemed expired, null and void. Any Stock Options that have vested as of the date of termination shall remain exercisable for a period as outlined in the Company’s Stock Option program.

Dividends

We have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended December 31, 2018, the Company sold the following securities (which have not been included in a Quarterly Report on Form 10Q or in a Current Report on Form 8-K) that were not registered under the Securities Act:

In October 2018, the Company issued 9,664,637 shares of common stock to a noteholder for the conversion of $100,000 of debt.

In November 2018, the Company issued 10,316,723 shares of common stock to a noteholder for the conversion of $100,000 of debt.

In December 2018, the Company issued 23,372,000 shares of common stock to a noteholder for the conversion of $46,409 of accrued interest.

In December 2018, the Company issued 25,000,000 shares of common stock to a noteholder for the conversion of $250,000 of debt.

Item 6. Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

We are a technology and acquisition company with a focus on acquiring companies that will benefit from the injection of growth capital and technology integration. Our portfolio companies include mobile payments, ancillary cannabis services and blockchain solutions. Singlepoint, our Parent company, has developed and released applications mainly in the mobile payments market. The company has been able to place and develop programs directed towards providing business efficiencies to underserved markets such as the cannabis businesses. Additionally, the Company has acquired a majority stake in four companies and a minority stake in three others. The Company is looking to tap into markets with exponential growth opportunities such as blockchain, cannabis, sports betting and mobile payments.

Results from Operations – For the year ended December 31, 2018 as compared to December 31, 2017.

Net Revenue

For the years ended December 31, 2018 and 2017, the Company had total sales of $1,154,671 and $259,634, respectively. The increase of $895,037 in revenues was due to the acquisitions made by the Company during 2017. Our main source of revenues has come from our DIGS and JAG subsidiaries, acquired in May and October 2017, respectively, resulting in our 2018 increase in revenues over 2017. DIGS product line includes a range of products servicing the ancillary cannabis cultivation market including but not limited to soil, nutrients, lighting, and more and we see the current trend for this business to be organically growing in an upward trend. JAG’s main product line is windshield replacement and repair.

Cost of Revenue

Cost of Revenue increased from $231,820 for the year ending December 31, 2017 to $886,872 for the year ending December 31, 2018, an increase of $655,052. This increase was due to the increased cost of goods sold from our newly acquired subsidiaries.

Gross Profit

As a result of the foregoing, our gross profit was $267,799, for the year ended December 31, 2018, compared with $27,814, for the year ended December 31, 2017. The increase in our overall gross profit was a result of the newly acquired subsidiaries.

Operating Expenses

Total operating expenses decreased from $41,133,695 in 2017 to $6,031,128 in 2018, a decrease of $35,102,567. The decrease was primarily due to a decrease in compensation due to the issuance of equity to our officers and directors, and impairment of goodwill during 2017. We had an increase in consulting fees of $757,220 in the year ended December 31, 2018 from the year ending December 31, 2017. This increase was due primarily to a $800,000 in stock based compensation granted to a consultant in 2018 to assist the Company in its operations. Compensation decreased from $38,824,066 for the year ending December 31, 2017, as compared to $2,828,281 for the year ending December 31, 2018, a decrease of $35,995,785, which was due to the issuance of equity to our officers and directors in 2017. Professional and legal fees increased from $134,091 for the year ending December 31, 2017, as compared to $224,401 for the year ending December 31, 2018, an increase of $90,310, which was due to increased audit and legal expenses as a result of the Company becoming fully reporting with the SEC in 2018. Investor relations expenses decreased from $451,957 for the year ending December 31, 2017, as compared to $340,188 for the year ending December 31, 2018, a decrease of $111,769, which was due to a decrease in marketing of the Company’s products. General and administrative expenses increased from $269,525 for the year ending December 31, 2017, as compared to $842,194 for the year ending December 31, 2018, an increase of $572,699, which was due primarily to an increase in expenses related to our 2017 acquisitions, moving our executive headquarters to a larger location, and acquiring insurance. For the year ending December 31, 2018 we incurred an impairment of goodwill of $762,985 related to the reduction in goodwill resulting from the purchase of JAG and ShieldSaver. For the year ending December 31, 2017 we incurred an impairment of goodwill of $1,178,197 related to the reduction in goodwill resulting from the purchase of DIGS.

Other Income (Expense)

Other Income (Expense) decreased from $(11,619,483) in 2017 to $(2,342,580) in 2018. This decrease was due primarily to a decrease in the loss on settlement of debt of $9,714,195 relating to the conversions by the holders of certain convertible instruments into shares of common stock, a decrease in interest expense of $396,841 as a result of decreased interest expense from derivative liabilities in 2018, and the loss on change in fair value of the derivative liability of $(1,187,048) compared to the loss on change in value of derivative liability of $(270,829) in 2017.

Net Loss

For the year ended December 31, 2018 the Company had a net loss of approximately $8,048,550 compared to a net loss of approximately $52,693,560 for the year ended December 31, 2017, a decrease in net loss of $44,645,010. The decrease in net loss is primarily due to a decrease in equity-based compensation in 2018 from 2017, as well as the decrease in loss on settlement of debt of $9,724,195 from 2017 to 2018.

Liquidity and Capital Resources

As of December 31, 2018, the Company had $143,855 in total assets, including $68,781 in cash, $5,979 of accounts receivable, $8,938 in prepaid expenses, $157 in inventory, and non-current assets of $60,000 related to investments.  The Company had negative working capital of $4,426,364 as of December 31, 2018.

As of December 31, 2018, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to achieve profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

To continue operation s for the next 12 months we will have a cash need of approximately $1.5 million. Should we not be able to fulfill our cash needs through the increase of revenue we will need to raise money through outside investors through convertible notes, debt or similar instrument(s), including but not limited to the additional tranches available under the convertible notes with Iliad (Iliad Research and Trading, LP), CVP (Chicago Venture Partner, LP) and UAHC (UAHC Ventures, LLC). Except as mentioned above, the Company has no committed external source of funds, and there is no guarantee we would be able to raise such funds. The Company plans to pay off current liabilities through sales and increasing revenue through sales of Company services and or products, or through financing activities as mentioned above.

Advances from Officer

The Company’s CEO advanced the Company funds during 2018 and 2017, with a balance of $585,000, plus accrued interest of $18,030 ($603,030 total principal and accrued interest) as of December 31, 2018, and $25,000 as of December 31, 2017, respectively. These balances accrue interest at 12% beginning 10-1-18, are unsecured and due on demand.

Our cash flows for the year ended December 31, 2018 and 2017 are summarized below:

	Year Ending December 31, 2018	Year Ending December 31, 2017
Net cash used in operating activities	$(1,640,428)	$(970,981)
Net cash used in investing activities	$(210,000)	(310,000)
Net cash provided by financing activities	$1,004,131	$1,816,000
Net Change in Cash	$(846,297)	$535,019
Cash at beginning of year	$915,078	$380,059
Cash at end of year	$68,781	$915,078

Net Cash Used in Operating Activities

For the year ended December 31, 2018, $1,640,428 net cash was used in operating activities due primarily from our net loss of $6,700,357, partially offset by non-cash charges, including preferred stock issued for services of $2,495,000, impairment of goodwill of $762,985, changes in fair value of investments of $346,000, and amortization of loan costs of $650,672. For the year ended December 31, 2017, $970,981 net cash used in operating activities was primarily attributable to the additional companies we acquired as well as an increase in SEO marketing during the year.

Net Cash Used in Investing Activities

Net cash used in investing activities of $210,000 and $310,000 for the years ended December 31, 2018 and 2017, as a result of the cash paid for investments and acquisition of subsidiaries in both years.

Net Cash Provided by Financing Activities

For the year ended December 31, 2018, net cash provided by financing activities was $1,004,131 as compared to $1,816,000 for the year ended December 31, 2017. The decrease was primarily due to a decrease in funds raised from convertible notes and a decrease in proceeds from the sale of the Company’s common stock.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Notes to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, contingencies and taxes. Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements.

Loss Contingencies

The Company is subject to various loss contingencies arising in the ordinary course of business. The Company considers the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as its ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. The Company regularly evaluates current information available to us to determine whether such accruals should be adjusted.

Income Taxes

The Company recognizes deferred tax assets (future tax benefits) and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. The deferred tax assets and liabilities represent the expected future tax return benefits or consequences of those differences, which are expected to be either deductible or taxable when the assets and liabilities are recovered or settled.

Recent Accounting Pronouncements

See Note 2 of the consolidated financial statements for discussion of Recent Accounting Pronouncements.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recently Adopted Accounting Standards

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

Purchase of Significant Equipment

We have not previously, nor do we intend to purchase any significant equipment during the next twelve months.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Singlepoint, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Singlepoint, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations since inception and expects to continue to generate operating losses and negative cash flows for the foreseeable future. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

April 5, 2019

We have served as the Company’s auditor since 2017.

SINGLEPOINT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS
CURRENT ASSETS:
Cash	$68,781	$915,078
Accounts receivable	5,979	-
Prepaid expenses	8,938	385
Inventory	157	15,355

Total Current Assets	83,855	930,818

NON-CURRENT ASSETS:
Equipment, net	-	3,547
Investment, at cost (Note 3)	60,000	20,000
Intangible asset	-	346,000
Goodwill	-	362,261
Notes receivable - related parties	-	4,225
Other assets	-	123

Total Assets	$143,855	$1,666,974

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
CURRENT LIABILITIES:
Accounts payable, including related party (Note 8)	$146,635	$142,395
Accrued expenses, including accrued officer salaries (Note 8)	1,345,567	551,384
Current portion of convertible notes payable, net of debt discount (Note 4)	156,853	350,295
Advances from related party (Note 8)	645,788	70,832
Derivative liability	2,215,376	324,774

Total Current Liabilities	4,510,219	1,439,680

LONG-TERM LIABILITIES:
Convertible notes payable, net of debt discount (Note 4)	500,000	1,007,271

Total Liabilities	5,010,219	2,446,951

Commitments and Contingencies (Note 9)

STOCKHOLDERS' DEFICIT
Class A convertible preferred stock, par value $0.0001; 60,000,000 shares authorized; 50,950,000 and 47,750,000 shares issued and outstanding	5,095	4,775

Common stock, par value $0.0001; 2,000,000,000 shares authorized; 1,236,319,023 and 935,585,925 shares issued and outstanding	123,632	93,559

Additional paid-in capital	63,940,510	59,951,381
Accumulated deficit	(68,846,438)	(60,797,888)
Total Singlepoint, Inc. stockholders' deficit	(4,777,201)	(748,173)
Non-controlling interest	(89,163)	(31,804)
Total Stockholders' Deficit	(4,866,364)	(779,977)

Total Liabilities and Stockholders' Deficit	$143,855	$1,666,974

 The accompanying notes are an integral part of these consolidated financial statements.

SINGLEPOINT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	December 31, 2018	December 31, 2017

REVENUE	$1,154,671	$259,634

Cost of Revenue	886,872	231,820

Gross profit	267,799	27,814

OPERATING EXPENSES:
Consulting fees	1,033,079	275,859
Compensation	2,828,281	38,824,066
Professional and legal fees	224,401	134,091
Investor Relations	340,188	451,957
General and administrative	842,194	269,525
Impairment of goodwill	762,985	1,178,197

Operating expenses	6,031,128	41,133,695

LOSS FROM OPERATIONS	(5,763,329)	(41,105,881)

OTHER INCOME (EXPENSE):
Interest expense	(158,860)	(555,701)
Amortization of loan costs	(650,672)	(460,356)
Gain (loss) on settlement of debt	-	(9,724,195)
Loss on change in fair value of investments	(346,000)	(608,402)
Gain (loss) on change in fair value of derivative liability	(1,187,048)	(270,829)

Other income (expense), net	(2,342,580)	(11,619,483)

LOSS BEFORE INCOME TAXES	(8,105,909)	(52,725,364)

Income taxes	-	-

NET LOSS	(8,105,909)	(52,725,364)

Loss attributable to non-controlling interests	57,359	31,804

NET LOSS ATTRIBUTABLE TO SINGLEPOINT, INC. STOCKHOLDERS	$(8,048,550)	$(52,693,560)

Net loss per share - basic	$(0.01)	$(0.07)

Weighted average number of common shares outstanding - basic	1,135,490,624	787,332,849

 The accompanying notes are an integral part of these consolidated financial statements.

SINGLEPOINT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2018 and 2017

	Preferred Stock Par Value $0.0001		Common Stock Par Value $0.0001		Stock	Additional		Non-	Total
	Number of Shares	Amount	Number of Shares	Amount	Subscriptions Receivable	paid-in Capital	Accumulated Deficit	controlling Interest	Stockholders' Deficit
Balance, December 31, 2016	31,750,000	$3,175	639,034,093	$63,903	$(355,500)	$8,061,698	$(8,104,328)	$-	$(331,052)

Issuance of common shares for cash									-
Issuance of common shares for services			2,629,944	263		144,384			144,647
Issuance of common shares for investments			29,241,888	2,924		2,098,742			2,101,666
Issuance of common shares for convertible note			197,680,000	19,769	355,500	9,991,616			10,366,885
Issuance of preferred shares for services	24,000,000	2,400				38,637,600			38,640,000
Conversion of preferred shares	(8,000,000)	(800)	67,000,000	6,700		(5,900)			-
Warrants issued with convertible notes payable						237,161			237,161
Resolution of derivative liability due to debt conversion						786,080			786,080
Net loss							(52,693,560)	(31,804)	(52,725,364)

Balance, December 31, 2017	47,750,000	$4,775	935,585,925	$93,559	$-	$59,951,381	$(60,797,888)	$(31,804)	$(779,977)

Issuance of common shares for services			600,000	60		38,460			38,520
Issuance of common shares for investments			6,979,167	698		215,656			216,354
Issuance of common shares for principal and accrued interest on convertible notes			198,153,931	19,815		733,673			753,488
Issuance of preferred shares for services	7,000,000	700				2,494,300			2,495,000
Conversion of preferred shares	(3,800,000)	(380)	95,000,000	9,500		(9,120)			-
Warrants issued with convertible notes payable									-
Resolution of derivative liability due to debt conversion						516,160			516,160
Net loss							(8,048,550)	(57,359)	(8,105,909)

Balance, December 31, 2018	50,950,000	$5,095	1,236,319,023	$123,632	$-	$63,940,510	$(68,846,438)	$(89,163)	$(4,866,364)

The accompanying notes are an integral part of these consolidated financial statements.

SINGLEPOINT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31, 2018	December 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,048,550)	$(52,693,560)

Adjustments to reconcile net loss to net cash used in operating activities
Loss attributable to non-controlling interests	(57,359)	(31,804)
Common stock issued for services	38,520	144,647
Changes in fair value of investments	346,000	608,402
Depreciation	3,547	-
Amortization of loan costs	650,672	460,356
(Gain) loss on change in fair value of derivatives	1,187,048	270,829
Excess of fair value of derivative over debt principal	-	471,880
(Gain) loss on debt settlement	(5,632)	9,724,195
Preferred stock issued for services	2,495,000	38,640,000
Impairment of goodwill	762,985	1,178,197
Changes in operating assets and liabilities:
Accounts receivable	(5,979)	-
Prepaid expenses	(8,553)	(385)
Inventory	15,198	(2,995)
Other assets	123	-
Accounts payable	4,240	49,438
Accrued expenses	982,312	209,819

NET CASH USED IN OPERATING ACTIVITIES	(1,640,428)	(970,981)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for investment	(60,000)	(230,000)
Cash paid for acquisition of subsidiaries	(150,000)	(80,000)

NET CASH USED IN INVESTING ACTIVITIES	(210,000)	(310,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	355,500
Proceeds from notes receivable - related party	4,225	-
Proceeds from advances from related party	560,000	-
Payments on advances to related party	(35,094)	-
Payments on notes payable to related party	(25,000)
Proceeds from issuance of convertible notes, net	500,000	1,460,500
Payment on notes payable	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,004,131	1,816,000

NET CHANGE IN CASH	(846,297)	535,019

Cash at beginning of period	915,078	380,059

Cash at end of period	$68,781	$915,078

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for accrued interest	$171,237	$-
Common stock issued to acquire investments	$-	$343,902
Common stock issued to acquire intangible asset	$-	$346,000
Common stock issued to acquire subsidiaries	$216,354	$1,411,763
Warrants for debt	$-	$237,163
Original issue discount from issuance of notes payable	$70,000	$140,000
Original issue discount charged to interest	$-	$16,493
Common stock issued for conversion of debt	$582,251	$10,366,885
Debt discount from derivative liability	$1,219,714	$-
Derivitive liability settlements	$516,160	$786,080
Conversion of preferred stock to common stock	$9,500	$800
Derivative liability recognized from convertible debt	$3,306,671	$721,880

The accompanying notes are an integral part of these consolidated financial statements.

SINGLEPOINT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On July 20, 2016, the Company increased the number of authorized Class A Convertible Preferred Stock from 30,000,000 to 60,000,000. The Class A Stock is entitled to vote 25 votes of common stock for each share of Class A Stock held with respect to all matters upon which common stockholders are entitled to vote or to which stockholders are entitled to give consent. Class A Stock converts into common stock of the Company at a ratio of six common shares for every 1 Class A Share.

On August 31, 2017, the Company amended its Articles of Incorporation and increased its authorized common shares from 1,000,000,000 to 2,000,000,000.

On August 31, 2017, the Company amended its Articles of Incorporation and increased the voting rights on its Class A Convertible Preferred Stock to 50 votes of common stock for each share of Class A Stock held with respect to all matters upon which common stockholders are entitled to vote, and increased the conversion ratio on its Class A Stock so that it converts into common stock of the Company at a ratio of 25 common shares for every one Class A share.

On May 17, 2017, the Company acquired a 90% interest in Discount Garden Supply, Inc. (“DIGS”) for cash and common stock.

On October 11, 2017, the Company acquired a 51% interest in Jiffy Auto Glass (“JAG”) for cash and common stock.

On August 31, 2018, the Company acquired a 51% interest in ShieldSaver, LLC (“ShieldSaver”) for cash and common stock.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2018, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of Singlepoint, DIGS, JAG, and Singleseed, Inc. as of and for the years ended December 31, 2018 and 2017, and the four-month results of ShieldSaver since its acquisition on August 31, 2018. All significant intercompany transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of ninety days or less at the time of purchase to be cash equivalents. The Company maintains deposits in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had deposits in excess of amounts insured by the FDIC of $0 as of December 31, 2018.

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

Earnings (loss) Per Common Share

Basic loss per common share has been calculated based upon the weighted average number of common shares outstanding during the period in accordance with the Statement of FASB ASC 260-10, “Earnings per Share”. Common stock equivalents are not used in the computation of loss per share, as their effect would be antidilutive. Diluted EPS includes the effect from potential issuance of common stock, including stock issuable pursuant to the assumed exercise of warrants and conversion of convertible notes and Class A Preferred Stock. Dilutive EPS is computed by dividing net income (loss) by the sum of the weighted average number of common stock outstanding, and the dilutive shares,

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	Year Ended
	December 31,
	2018	2017

Series A Preferred Stock	1,273,750,000	1,193,750,000
Convertible notes	281,787,716	111,361,449
Warrants	10,000,000	10,000,000
Potentially dilutive securities	1,565,537,716	1,315,111,449

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

The Company’s derivative liabilities have been valued as Level 3 instruments.

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2017	$–	$–	$324,774	$324,774

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2018	$–	$–	$2,215,376	$2,215,376

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2018 and 2017:

Derivative Liability
Balance, December 31, 2017	324,774
Additions recognized as debt discount	1,219,714
Derivative liability settlements	(516,160)
Mark-to-market at December 31, 2018	1,187,048
Balance, December 31, 2018	$2,215,376

Net loss for the year included in earnings relating to the liabilities held at December 31, 2018	$1,187,048

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

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2019 and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We adopted this standard on January 1, 2019. The adoption of this standard did not have a material impact on our financial position or results of operations.

There were various other accounting standards and interpretations issued recently, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows. Management has evaluated these new pronouncements through December 31, 2018.

Subsequent Events

Other than the events described in Note 12, there were no subsequent events that required recognition or disclosure. The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.

NOTE 3 - INVESTMENTS, ACQUISITIONS AND GOODWILL

Investments

The company records its investments using the cost method.  If cost exceeds fair value, an impairment loss is recognized unless the impairment is considered temporary.

The Company had total investments of $60,000 and $20,000 as of December 31, 2018 and 2017, respectively.

Acquisitions

On January 16, 2018, the Company entered into an equity purchase agreement to purchase a 51% ownership in ShieldSaver, LLC, a Colorado limited liability company, for shares of the Company’s common stock with a fair value of $670,000, cash payments of $200,000 based on performance milestones, and payment of $150,000 towards software development after 30 days of closing.

The Company made total payments to ShieldSaver, LLC of $170,000 and issued 6,979,167 shares of the Company’s common stock with a value of $216,354 under this agreement as of December 31, 2018, for total consideration of $386,354, of which $400,724 was reflected as goodwill. This goodwill was subsequently determined to be impaired and adjusted to $0 on the accompanying balance sheet as of December 31, 2018. The total payments of cash and stock were less than the purchase agreement, however, both parties agreed to these revised payment terms in 2018 and the Company has no further obligation for the balance.

For investments acquired with common stock, the Company records its investments at the fair value of the common stock issued for the ownership interests acquired.

Intangible Asset

On August 31, 2017, the Company issued 5,000,000 shares of the Company’s common stock with a fair value of approximately $346,000 in exchange for 1,000,000 WEED tokens, a digital crypto currency, which is reflected as an intangible asset on the accompanying balance sheet at $0 and 346,000 as of December 31, 2018 and 2017, respectively.

The Company periodically reviews the carrying value of intangible assets not subject to amortization to determine whether impairment may exist. Intangible assets are assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the market for digital crypto currency, or other factors. Specifically, a comparison of our crypto currency to published market rates is used to identify potential impairment. The Company performed this evaluation of our intangible asset as of December 31, 2018 and determined impairment in full of $346,000 was necessary, primarily as a result of recent uncertainties in the crypto currency markets.

Goodwill

The following table presents details of the Company’s goodwill as of December 31, 2018 and December 31, 2017:

	ShieldSaver	JAG	Total
Balances at December 31, 2017:	$-	$362,261	$362,261
Aggregate goodwill acquired	400,724	-	400,724
Impairment losses	(400,724)	(362,261)	(762,985)
Balances at December 31, 2018:	$-	$-	$-

ShieldSaver, LLC

On August 31, 2018, the Company acquired a 51% equity stake in ShieldSaver, LLC for $170,000 cash and 6,979,167 shares of the Company’s common stock valued at $216,354. As of December 31, 2018, the total purchase price for ShieldSaver, LLC was allocated as follows:

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

The Company used the discounted cash flow method for the impairment testing as of December 31, 2018. The Company performed discounted cash flow analysis projected over 5 years to estimate the fair value of the reporting unit, using management’s best judgement as to revenue growth rates and expense projections. This analysis indicated cash flows (and discounted cash flows) less than the book value of goodwill. This analysis factored the recent reduction in revenue and projected revenue compared to the Company’s initial projections. The Company determined these were indicators of impairment in goodwill during the year ended December 31, 2018 and impaired the goodwill by $762,985. The Company determined these were indicators of impairment to the value of goodwill related to ShieldSaver and JAG and recorded an impairment of goodwill in full of $762,985 at December 31, 2018.

ShieldSaver

The 2018 acquisition of ShieldSaver contributed approximately $11,000 of revenue and $3,000 of net loss for the year ended December 31, 2018.

The following unaudited pro forma information presents the consolidated results of the Company’s operations and the results of the 2018 acquisition as if the 2018 acquisition of ShieldSaver had been consummated on January 1, 2018. Such unaudited pro forma information is based on historical unaudited financial information with respect to the 2018 acquisition and does not include operational or other charges which might have been affected by the Company. The unaudited pro forma information for the year ended December 31, 2018 presented below is for illustrative purposes only and is not necessarily indicative of the results which would have been achieved or results which may be achieved in the future:

Year Ended December 31,
2018
Net revenue	$1,156,072
Net loss	$(8,125,956)

2017 Acquisitions

The following unaudited pro forma information presents the consolidated results of the Company’s operations and the results of the 2017 acquisitions of DIGS and JAG as if the 2017 acquisitions had been consummated on January 1, 2017. Such unaudited pro forma information is based on historical unaudited financial information with respect to the 2017 acquisitions and does not include operational or other charges which might have been affected by the Company. The unaudited pro forma information for the year ended December 31, 2017 presented below is for illustrative purposes only and is not necessarily indicative of the results which would have been achieved or results which may be achieved in the future:

Year Ended December 31,
2017
Net revenue	$1,054,799
Net loss	$(52,596,576)

NOTE 4 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	December 31, 2018	December 31, 2017

Convertible notes payable to institutional investor, Stockbridge Enterprises, L.P. (the “SB Notes”), with interest at 12%, dated November 1, 2010, due November 1, 2011, convertible at the option of the holder into shares of the Company’s common stock at $0.75 per share (amended to $0.002 per share per Addendum dated October 27, 2016). On December 18, 2017, the noteholder sold a total of $100,000 of this note to two investors. The balance of the note was in default until it was converted in to shares of the Company’s common stock during the year ended December 31, 2018 (see Note 7 Stockholders’ Deficit).

	$-	$110,000

Convertible note payable to two investors who purchased $50,000 each of the SB Notes above on December 18, 2017, convertible into shares of the Company’s common stock at $0.002 per share. The notes were in default until being converted in to shares of the Company’s common stock during the year ended December 31, 2018 (see Note 7 Stockholders’ Deficit).	-	100,000

Convertible note payable with an accredited investor dated October 31, 2017, with interest at 0%, due October 31, 2017, convertible at $0.007 per share. This note is currently in default.	10,500	10,500

Convertible note payable to investor dated July 31, 2017, with interest at 0%, due July 31, 2018, convertible at any time into shares of the Company’s common stock at the average 20-day trading price prior to the noteholder’ conversion. This variable conversion feature resulted in derivative liability of $721,880, a charge to interest expense of $471,880, and a debt discount of $250,000 during the year ended December 31, 2017. The Company recorded amortization expense on the debt discount of $145,205 and a loss on the change in fair value of the derivative liability of $31,236 related to this note for the year ended December 31, 2018. The balance of the note was in default until it was converted in to shares of the Company’s common stock during the year ended December 31, 2018 (see Note 7 Stockholders’ Deficit).

	-	250,000

Convertible note payable to investor (the CVP Note ) dated October 10, 2017, with interest at 10%, an OID of $70,000, due October 6, 2019, convertible into shares of the Company s common stock at the average of the 3 lowest closing bid prices of the Company s common stock during the 20 trading days prior to conversion. The note provides for additional tranches of a maximum of $3,970,000, which includes OID of 10%. The note includes a warrant to purchase 5,000,000 shares of the Company s common stock at a price of $0.10 per share, resulting in a debt discount of $118,581. The conversion feature resulted in a derivative liability of $1,653,335 on October 6, 2018, resulting in a debt discount of $609,857, and a loss on change in fair value of derivative liability of $1,043,478. The Company recorded amortization expense of $59,290 for the debt discount from the warrants, $143,692 related to the conversion feature discount and $26,178 related to the OID for the year ended December 31, 2018. The note is secured by substantially all assets of the Company. The investor converted a total of $200,000 of principal and accrued interest of this note into 19,981,360 shares of the Company s common stock during the year ended December 31, 2018.

	547,749	670,000

Convertible note payable to investor (the UAHC Note ) dated October 10, 2017, with interest at 10%, an OID of $70,000, due October 6, 2019, convertible into shares of the Company s common stock at the average of the 3 lowest closing bid prices of the Company s common stock during the 20 trading days prior to conversion. The note includes a warrant to purchase 5,000,000 shares of the Company s common stock at a price of $0.10 per share, resulting in a debt discount of $118,581. The conversion feature resulted in a derivative liability of $1,653,335 on October 6, 2018, resulting in a debt discount of $609,857, and a loss on change in fair value of derivative liability of $1,043,478. The Company recorded amortization expense of $59,290 for the debt discount from the warrants, $143,692 related to the conversion feature, and $26,178 related to the OID for the year ended December 31, 2018. The note is secured by substantially all assets of the Company.

	670,000	670,000

Convertible note payable, Jiffy Auto Glass, dated October 18, 2017, with interest at 0%, due October 11, 2018, convertible at any time into shares of the Company’s common stock at $0.10 per share. Repaid in full on November 9, 2018.	-	25,000

Convertible note payable, to investor (the “Iliad Note”) dated November 5, 2018 totaling $500,000, plus OID of $50,000, legal fee loan costs of $20,000 and accrued interest of $7,260 ($577,260 total principal and accrued interest). The note bears interest at 10% and matures on November 5, 2020. Total available under note is $5,520,000, including $500,000 OID (and $20,000 in legal fees due on first $500k tranche). The note is convertible into shares of the Company’s common stock after 180 days at the average of the 3 lowest closing bid prices of the Company’s common stock during the 20 trading days prior to conversion.

	570,000

Total convertible notes payable	1,798,249	1,835,500
Less debt discounts	(1,141,396)	(477,934)
Convertible notes payable, net	656,853	1,357,566
Less current portion of convertible notes	(156,853)	(350,295)
Long-term convertible notes payable	$500,000	$1,007,271

JAG, the Company’s subsidiary, entered into a Funding Purchase Agreement on August 25, 2017, whereby JAG received proceeds of $100,000 with loan costs of $37,000, for a total loan of $137,000. Total amortization of loan costs under this agreement was $24,420 for the year ended December 31, 2017. This debt was refinanced in April 2018 for $65,000 under a credit agreement with another third-party, payable in weekly payments of approximately $800 through July 2019. The balance under this credit agreement was $52,989 as of December 31, 2018 and is included in accrued expenses on the accompanying balance sheet.

Total amortization of debt discounts was $650,672 and $460,356 for the years ended December 31, 2018 and 2017, respectively. Accrued interest on the above notes payable totaled $96,100 and $133,730 as of December 31, 2018 and 2017, respectively. Interest expense for the notes payable for the years ended December 31, 2018 and 2017 was $140,830 and $555,701, respectively.

NOTE 5 - DERIVATIVE LIABILITY

Derivative Liability- Debt

The fair value of the described embedded derivative on all convertible debt was valued at $2,215,376 and $324,774 at December 31, 2018 and 2017, respectively, which was determined using the Black Scholes Pricing Model with the following assumptions:

December 31, 2018
Dividend yield:	0%
Term	0.1 – 1.0 year
Volatility	109.7 – 142.0%
Risk free rate:	2.09 – 2.71%

For the years ended December 31, 2018 and 2017, the Company adjusted the recorded fair value of the derivative liability on debt to market resulting in non-cash, non-operating loss of $1,187,048 for the year ended December 31, 2018 and loss of $270,829 for the year ended December 31, 2017.

The Note 2 contains a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2018.

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

For the years ended December 31, 2018 and 2017, the Company’s net loss per share was $0.01 and $0.07, based on the weighted average number of shares outstanding of 1,135,490,624 and 787,332,849, respectively. Total dilutive securities related to convertible notes payable, warrants and Series A Convertible Preferred Stock was 1,565,537,716 as of December 31, 2018.

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

Class A Convertible Preferred Shares

As of December 31, 2018 and 2017, the Company had authorized 60,000,000 shares of Series A Convertible Preferred Stock (“Class A Stock”) with $0.0001 par value per share, of which 50,950,000 and 47,750,000 shares were issued and outstanding as of December 31, 2018 and 2017, respectively.

Each share of Class A Stock is convertible at any time into 25 shares of common stock, totaling 1,273,750,000 shares of common stock assuming full conversion of all outstanding shares. No dividends are payable unless declared by the Board of Directors. Each share of Class A Stock votes with the shares of Common Stock and is entitled to 50 votes per share and ranks senior to all other classes of stock in liquidation in the amount of $1 per share.

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

On December 31, 2018, the Company issued 6,000,000 shares of the Company’s Class A Stock with a value of $1,784,400 to directors for services.

Common Shares

As of December 31, 2018, the Company’s authorized common stock is 2,000,000,000 shares at $0.0001 par value per share. 1,236,319,023 and 935,585,925 shares were issued and outstanding as of December 31, 2018 and 2017, respectively.

Shares issued during the Year ended December 31, 2018

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

On August 31, 2018, the Company issued 6,979,167 shares of the Company’s common stock with a value of $216,354 for an equity interest in ShieldSaver (see Note 3).

In October 2018, the Company issued 9,664,637 shares of common stock to a noteholder for the conversion of $100,000 of debt.

In November 2018, the Company issued 10,316,723 shares of common stock to a noteholder for the conversion of $100,000 of debt.

In December 2018, the Company issued 23,372,000 shares of common stock to a noteholder for the conversion of $46,744 of accrued interest.

In December 2018, the Company issued 25,000,000 shares of common stock to a noteholder for the conversion of $250,000 of debt.

Shares issued during the Year ended December 31, 2017

In March 2017, the Company issued 30,000,000 shares of common stock for a convertible note payable of $15,000 at a price of $0.005 per share, resulting in a loss on settlement of approximately $1,635,000.

In March 2017, the Company issued an aggregate of 2,629,944 shares of common stock for services with a fair value of $144,647.

See Note 3 and 4 for additional shares issuances during the years ended December 31, 2017.

NOTE 8 - RELATED PARTY TRANSACTIONS

Accrued Officer Compensation

As of December 31, 2018 and 2017, a total of $349,000 and $358,167, respectively, was accrued for unpaid officer wages due the Company’s CEO under the CEO’s employment agreement.

Other

As of December 31, 2018, a total of $30,287 was due our CEO and our President and is included in accounts payable. As of December 31, 2017, a total of $5,000 was due our President and is included in accounts payable.

As of December 31, 2018 and 2017, a total of $2,892 was due the founder of DIGS and is included in accounts payable.

The Company’s CEO advanced the Company funds during 2018 and 2017, with a balance of $585,000, plus accrued interest of $18,030 ($603,030 total principal and accrued interest) as of December 31, 2018, and $25,000 as of December 31, 2017, respectively. These balances accrue interest at 12% beginning 10-1-18, are unsecured and due on demand.

As of December 31, 2018 and 2017, a total of $10,738 and $45,832, respectively, was due to the founder of DIGS for advances to DIGS. The company repaid a total of $35,094 of these advances during 2018.

As of December 31, 2018, a total of $32,020 was due to an entity owned by the founder of ShieldSaver for advances to ShieldSaver prior to the Company’s acquisition of ShieldSaver on August 31, 2018. The founder of ShieldSaver is the founder of JAG and is a related party.

The Company’s subsidiary DIGs sub-leased space on a month-to-month basis from an entity controlled by the founder of DIGS. Total payments related to this sub-lease for the years ended December 31, 2018 and 2017 were $11,375 and $9,160, respectively.

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

NOTE 10 - REVENUE CLASSES

Selected financial information for the Company’s operating revenue for disaggregated revenue purposes are as follows:

	Year Ended December 31,	Year Ended December 31,
	2018	2017

Retail	$191,135	$132,532
Services	963,537	127,101
Total	$1,154,671	$259,634

NOTE 11 – INCOME TAXES

The components of income tax expense for the years ended December 31, 2018 and 2017 consist of the following:

	2018	2017
Federal tax statutory rate	21.0%	34.0%
Permanent differences	(13.2%)	(31.3%)
Valuation allowance	(7.8%)	(2.7%)
Effective rate	0%	0%

Significant components of the Company’s estimated deferred tax assets and liabilities as of December 31, 2018 and 2017 are as follows

	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$1,003,000	631,000
Temporary differences	1,113,000	641,000

Total deferred tax asset	2,116,000	1,272,000

Valuation allowance	(2,116,000)	(1,272,000)
	$-	$-

The Company has net operating losses (“NOLs”) as of December 31, 2018 of approximately $4,800,000 for federal tax purposes, which will expire in varying amounts through 2036. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry-forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs could be substantially limited. The Company has no tax provision for the years ended December 31, 2018 or 2017 due to the net losses and full valuation allowances against net deferred tax assets.

The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21% and will require the Company to re-measure certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%. The Company adopted the new rate as it relates to the calculations of deferred tax amounts as of December 31, 2017.

NOTE 12 - SUBSEQUENT EVENTS

On January 3, 2019, the Company issued 10,500,000, shares of common stock to a former director for the conversion of 1,750,000 shares of Class A Preferred Stock.

In January and February 2019, the Company issued an aggregate of 44,531,249 common shares to two investors for the conversion of a total of $199,500 of convertible debt.

On March 1, 2019, the Company issued an aggregate of 8,000,000 common shares to a consultant for consulting services at a price of $0.10 per share.

On February 22, 2019 the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Direct Solar LLC and AI Live Transfers LLC (collectively referred to as the “Sellers”) whereby the Company agreed to acquire certain assets of the Sellers (the “Purchased Assets” as more fully set forth in the Asset Purchase Agreement). Pursuant to the Asset Purchase Agreement the Company agreed: (i) to pay the Sellers that number of shares of Company common stock equal to $2,040,000 (based on the average closing price of the Company common stock during the five trading days immediately preceding the closing of the transactions contemplated by the Asset Purchase Agreement), (ii) create a subsidiary (the “SUB”) and issue the Sellers that number equity interests in SUB equal to ownership of Forty Nine Percent (49%) of SUB; both subject to adjustment, and (iii) providing SUB (within 14 days of closing of the transactions contemplated by the Asset Purchase Agreement) with $250,000.

The closing of the transactions set forth in the Asset Purchase Agreement are subject to the satisfaction (or waiver) of certain conditions. The material conditions are as follows: (i) delivery of a bill of sale in the form mutually agreeable to the parties duly executed by Sellers, transferring the Tangible Personal Property included in the Purchased Assets to the Company; (2) an assignment agreement in the form mutually agreeable to the parties duly executed, effecting the assignment of the Purchased Assets; (3) [an] assignment[s] in the form mutually agreeable to the parties duly executed, transferring all of Sellers’ right, title and interest in and to the Intellectual Property Assets; (4) an Operating Agreement of the SUB to be in effect upon Closing in the form as mutually agreed to amongst the parties; (5) with respect to each Lease, an Assignment and Assumption of Lease in the form mutually agreeable to the parties; (6) transition services agreements in the forms mutually agreeable to the parties duly executed by certain employees of the Sellers; (7) completion, to the Company’s satisfaction, of an audit of Seller’s financial statements from inception to December 31, 2018 by the Company’s independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States); and the Company being satisfied with its due diligence review of the Sellers, its Business and the Purchased Assets, including without limitation speaking with and otherwise reviewing relationships with all suppliers, customers, employees, independent contractors, and clients of Sellers.

2019 Pending Acquisition

As discussed in Note 12 – Subsequent Events, on February 22, 2019 the Company entered into an asset purchase agreement whereby the Company agreed to acquire certain assets of Direct Solar LLC and AI Live Transfers LLC (“Direct Solar”).  The closing of the transactions set forth in the Asset Purchase Agreement are subject to the satisfaction (or waiver) of certain conditions, however, management believes the future closing is probable.

Proforma Information (unaudited)

Direct Solar

The following unaudited pro forma information presents the consolidated results of the Company’s operations and the results of the pending 2019 acquisition of Direct Solar had been consummated on January 1, 2018. Such unaudited pro forma information is based on historical unaudited financial information with respect to the 2018 acquisition and does not include operational or other charges which might have been affected by the Company. The unaudited pro forma information for the year ended December 31, 2018 presented below is for illustrative purposes only and is not necessarily indicative of the results which would have been achieved or results which may be achieved in the future:

Year Ended December 31,
2018
Net revenue	$1,820,805
Net loss	$(7,976,756)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President, and our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. Based on that evaluation, our management, including our President, and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2018 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

Based on our evaluation under the framework described above, our management concluded that we had “material weaknesses” (as such term is defined below) in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

1)	lack of a functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures; and

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2018 (fourth fiscal quarter), there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, ages, positions, terms, and periods served of the Company’s present executive officers and directors are set forth in the following table:

Name	Age	Positions
Gregory P. Lambrecht	56	Chairman of the Board/CEO/CFO
William Ralston	29	Director/President
Eric Lofdahl	56	Director/CTO
Venugopal Aravamudan	53	Director
Jeffrey Nomura	56	Director

_____________

(1) All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified.

There are no agreements with respect to electing directors. The Company does not have any standing committees at this time and due to its small size does not believe that committees are necessary at this time. As of the date of this Registration Statement the Company’s entire Board fulfills the duties of an audit committee. None of the directors held any directorships during the past five years in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such act, or of any company registered as an investment company under the Investment Company Act of 1940. As the Company has only recently become a reporting company, the Board of Directors has not adopted a Code of Ethics that applies to the registrant’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Director and Officer Biographical Information

Gregory P. Lambrecht – Chairman of the Board/CEO/CFO

As CEO and founder of the Company in 2006, Greg leads the Company in its mission. He oversees all company operations including investor relations, the leadership of the Board of Directors, and daily business activities. Greg has a successful track record of founding and leading start-up companies. Greg is a graduate of Western Washington University with a degree in Marketing and Communications.

William (‘Wil’) Ralston – Director/President

Wil Ralston became President of the Company in August 2017. Prior to this he was a vice president of sales for the Company from 2013 to 2015. From 2015 to 2017 he was a market developer for Porch.com. Wil graduated cum laude from the WP Carey School of Business at Arizona State University with a degree in Global Agribusiness and a specialization in Professional Golf Management. Wil is currently recognized by the Professional Golfers Association of America (PGA) as a Class A Professional.

Eric Lofdahl – Director/CTO

Eric Lofdahl joined the Company in 2013. He has over 30 years’ experience in the technology sector, including positions in software development, program management, complex system integration, and engineering process definition. Eric began his career at the Boeing Company, where he led a team that successfully developed advanced wireless and satellite data products based on commercial technology for the U.S. Air Force. Since 2007, Eric has been the owner of the Lofdahl Group (technology consulting company) and the owner of Text2Bid (mobile auction platform). Eric holds a Bachelor of Science degree in electrical engineering from Iowa State University.

Venugopal (‘Venu’) Aravamudan - Director

Venugopal (‘Venu’) Aravamudan is a seasoned software industry executive with over 25 years’ experience leading engineering, product management and marketing efforts at industry leading software companies. Venu worked at VMware between 2008-2014 as a Senior Director, leading efforts in business-critical applications, virtualized security and private cloud products and solutions. He was at Limelight Networks between 2014 and 2015 as a VP of engineering and product management, delivering a next generation cloud based video delivery platform and General Manager at Amazon Web Services Relational Database Services between 2016-2017. Venu is currently a SVP & GM at F5 Networks Inc, where he is leading efforts to develop and launch a new cloud services business which is critical to long-term viability. Venu graduated with a Bachelors in Engineering from the Indian Institute of Technology and a Master’s of Science in Applied Mathematics from Rensselaer Polytechnic Institute.

Jeffrey (‘Jeff’) Nomura – Director

On December 20, 2018 Jeffrey Nomura was appointed as a member of the Board of Directors of the Singlepoint Inc. Mr. Nomura is a CPA with over 25 years’ experience as a CFO and Internal Audit Executive for two Fortune 150 companies in the fashion specialty retailer and international consumer products industries. Jeff also has deep experience in the non-profit sector as he has been an executive director as well as board member in several well-known non-profits based in the Seattle area.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

(1) had a petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) has been convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) has been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) has been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in (3)(i) above, or to be associated with persons engaged in any such activity;

(5) has been found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) has been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) has been the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any Federal or State securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) has been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2018, with the exception of the following reports.

Reporting Person	Form Type
Gregory P. Lambrecht	3
William Ralston	4
Eric Lofdahl	3
Venugopal Aravamudan	3
Jeffrey Nomura	3

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid to our Chief Executive Officer, Chief Financial Officer and those executive officers that earned in excess of $120,000 during the last two fiscal years ended December 31, 2018 and 2017 (collectively, the “Named Executive Officers”):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Gregory P. Lambrecht,	2018	$220,000	-	-	-	-	-	-	$220,000
CEO, CFO, Director (1)	2017	$38,892	-	-	-	-	-	-	$38,892

William Ralston,	2018	$100,000	-						$100,000
President, Director (2)	2017	$24,088	-	-	-	-	-	-	$24,088

Eric Lofdahl,	2018	-	-	-	-	-	-	-	-
CTO, Director (3)	2017	-	-	-	-	-	-	-	-

________

(1) Does not include 75,000,000 and 42,000,000 and shares of common stock issued for the conversion of preferred stock, and 3,000,000 and 16,800,000 shares of Class A Convertible Preferred Stock issued during the year ended December 31, 2018 and 2017, respectively. Does not include $100,000 of salary due Mr. Lambrecht during 2017 which is owed by the Company to Mr. Lambrecht. Mr. Lambrecht advanced the Company funds during 2018 and 2017, with a balance of $585,000, plus accrued interest of $18,030 ($603,030 total principal and accrued interest) as of December 31, 2018, and $25,000 as of December 31, 2017, respectively. These balances accrue interest at 12% beginning 10-1-18, are unsecured and due on demand.

(2) Does not include 20,000,000 and 0 shares of common stock issued for the conversion of preferred stock, and 2,000,000 and 3,600,000 shares of Class A Convertible Preferred Stock issued during the year ended December 31, 2018 and 2017 respectively.

(3) Does not include 0 and 25,000,000 shares of common stock issued for the conversion of preferred stock, and 1,000,000 and 3,600,000 shares of Class A Convertible Preferred Stock issued during the year ended December 31, 2018 and 2017, respectively.

Director Compensation

During the year ending December 31, 2018, we issued one director 1,000,000 share of Class A Preferred stock for serving as a Director of the Company. No other Director received compensation for serving as a Director of the Company.

Employment Agreements

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

Stock Option Plan and other Employee Benefits Plans

The Company does not maintain a Stock Option Plan or other Employee Benefit Plans (except as described in the employment agreements of Messrs. Lambrecht and Ralston as described above).

Overview of Compensation Program

We currently do not maintain a Compensation Committee of the Board of Directors. Until a formal committee is established, our entire Board of Directors has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy. The Board of Directors ensures that the total compensation paid to the executives is fair, reasonable, and competitive.

Compensation Philosophy and Objectives

The Board of Directors believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company and that aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. As a result of the size of the Company, the Board evaluates both performance and compensation on an informal basis. Upon hiring additional executives, the Board intends to establish a Compensation Committee to evaluate both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive.

Role of Executive Officers in Compensation Decisions

The Board of Directors makes all compensation decisions for, and approves recommendations regarding equity awards to, the executive officers and directors of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth, as of December 31, 2018, certain information concerning the beneficial ownership of our capital stock, including our common stock, and Class A Convertible Preferred Stock, by:

•	each stockholder known by us to own beneficially 5% or more of any class of our outstanding stock;
•	each director;
•	each named executive officer;
•	all of our executive officers and directors as a group; and
•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our outstanding stock.

As of December 31, 2018, the Company had authorized 2,000,000,000 shares of common stock and 60,000,000 shares of Class A Convertible Preferred Stock. There were 1,236,319,023 shares of common stock and 50,950,000 shares of Class A Convertible Preferred Stock outstanding as of December 31, 2018. Each share of Class A Convertible Preferred Stock is convertible at any time into 25 shares of common stock, totaling 1,273,750,000 shares of common stock assuming full conversion of all outstanding shares. Each share of Class A Convertible Preferred Stock votes with the shares of Common Stock and is entitled to 50 votes per share.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of December 31, 2018 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, we believe the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owner	Amount and nature of beneficial ownership	Percent of Class
Class A Convertible Preferred Stock	Govindan Gowrishankar (1)	3,000,000	5.9%

___________

(1) Mr. Gowrishankar served on the Board of Directors of the Company from December 2011 until May 2017.

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner (1)	Amount and nature of beneficial ownership	Percent of Class
Common Stock	Gregory P. Lambrecht	41,583,863	3.3%
	Eric Lofdahl	28,280,000	2.3%
	Venugopal Aravamudan	30,000	*
	William Ralston	19,342,857	1.6%
	Jeffrey Nomura	-	-
	Executive Officers and Directors as a Group	89,236,720	7.2%

Class A Convertible Preferred Stock	Gregory P. Lambrecht	31,050,000	60.9%
	Eric Lofdahl (2)	9,350,000	18.4%
	Venugopal Aravamudan	1,000,000	2.0%
	William Ralston	4,800,000	9.4%
	Jeffrey Nomura	-	-
	Executive Officers and Directors as a Group	46,200,000	90.7%

________

* Less than 1%.

(1) The address for the above individuals is c/o Singlepoint Inc. 2999 N. 44th St. Suite 530 Phoenix, Arizona 85018.

(2) Includes 6,100,000 shares of Class A Preferred Stock held in an entity controlled by Mr. Lofdahl.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

During the year ended December 31, 2018, the Company issued 7,000,000 shares of common stock and Class A Convertible Preferred Stock to our executive officers (as listed above). As of December 31, 2018, a total of $349,000, was accrued for unpaid officer wages due the Company’s CEO under the CEO’s employment agreement. The Board of Directors reviews and approves transactions with related persons, if the related person is a member of the Board of Directors, such person abstains from the voting on the approval of such transaction.

Advances from Officer

The Company’s CEO advanced the Company funds during 2018 and 2017, with a balance of $585,000, plus accrued interest of $18,030 ($603,030 total principal and accrued interest) as of December 31, 2018, and $25,000 as of December 31, 2017, respectively. These balances accrue interest at 12% beginning 10-1-18, are unsecured and due on demand.

Promoters and Certain Control Persons

None.

List of Parents

None.

Director Independence

The Company has one independent director. All other directors are executive officers of the Company or have received compensation for their board service.

Item 14. Principal Accounting Fees and Services.

Principal Accounting Fees & Services	2018	2017
Audit Fees	$48,131	$13,750
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$48,131	$13,750

Audit Fees

These amounts consisted of the aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

These amounts consisted of the aggregate fees billed for each of the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These fees were for professional services incurred in connection with accounting consultations and consultation regarding financial accounting and reporting standards.

Tax Fees

These amounts consisted of the aggregate fees billed for each of the last two fiscal years for tax services including tax compliance and the preparation of tax returns and tax consultation services. There were no such services by our principal accountant in 2018 or 2017.

All Other Fees

These amounts consisted of the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above. There were no such services by our principal accountant in 2018 or 2017.

Part IV

Item 15. Exhibits and Financial Schedules

(a)(1) Index to Consolidated Financial Statements

The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8, “Financial Statement and Supplementary Data.”

(a)(2) Financial Statement Schedules

Other financial statement schedules for the years ended December 31, 2018 and 2017 have been omitted since they are either not required, not applicable, or the information is otherwise included in the consolidated financial statements or the notes to consolidated financial statements.

(a)(3) Exhibits

The Exhibits listed in the accompanying Exhibit Index are attached and incorporated herein by reference and filed as part of this report.

SIGNATURES

Pursuant to the requirements of Securities 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINGLEPOINT INC.

Dated: April 5, 2019	By:	/s/ Gregory P. Lambrecht
Gregory P. Lambrecht CEO/Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.0

Signature	Title	Date

/s/ Gregory P. Lambrecht	Chief Executive Officer, and Chairman of the Board (Principal Executive Officer), Chief Financial Officer (Principal Accounting Officer)	April 5, 2019
Gregory P. Lambrecht

/s/ William Ralston	President, Director	April 5, 2019
William Ralston

/s/ Eric Lofdahl	Director	April 5, 2019
Eric Lofdahl

/s/ Venugopal Aravamudan	Director	April 5, 2019
Venugopal Aravamudan

/s/ Jeffrey Nomura	Director	April 5, 2019
Jeffrey Nomura

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Scheme Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

