Form 10-Q
period 2019-03-31
SinglePoint Inc.
filed 2019-05-15
CIK 1443611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2019

Commission File No. 000-53425

Singlepoint Inc.
(Name of small business issuer in its charter)

Nevada	26-1240905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2999 North 44th Street Suite 530

Phoenix, AZ 85018

(Address of principal executive offices)

(855) 711-2009

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 15, 2019, the Company had 1,299,350,272 outstanding shares of its common stock, par value $0.0001.

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

2

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

3

SINGLEPOINT INC.

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SINGLEPOINT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2019	December 31, 2018

ASSETS
CURRENT ASSETS:
Cash	$383,249	$68,781
Accounts receivable	22,949	5,979
Prepaid expenses	23,347	8,938
Inventory	5,903	157

Total Current Assets	435,448	83,855

NON-CURRENT ASSETS:
Investment, at cost (Note 3)	60,000	60,000

Total Assets	$495,448	$143,855

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
CURRENT LIABILITIES:
Accounts payable, including related party (Note 8)	$132,475	$146,635
Accrued expenses, including accrued officer salaries (Note 8)	705,622	1,345,567
Current portion of convertible notes payable, net of debt discount (Note 4)	30,747	156,853
Advances from related party (Note 8)	677,801	645,788
Derivative liability	2,149,878	2,215,376

Total Current Liabilities	3,696,523	4,510,219

LONG-TERM LIABILITIES:
Convertible notes payable, net of debt discount (Note 4)	1,250,000	500,000

Total Liabilities	4,946,523	5,010,219

Commitments and Contingencies (Note 8)

STOCKHOLDERS' DEFICIT
Class A convertible preferred stock, par value $0.0001; 60,000,000 shares authorized; 49,200,000 and 50,950,000 shares issued and outstanding	4,920	5,095

Common stock, par value $0.0001; 2,000,000,000 shares authorized; 1,299,350,272 and 1,236,319,023 shares issued and outstanding	129,935	123,632

Additional paid-in capital	65,616,362	63,940,510
Accumulated deficit	(70,113,791)	(68,846,438)
Total Singlepoint Inc. stockholders' deficit	(4,362,574)	(4,777,201)
Non-controlling interest	(88,501)	(89,163)
Total Stockholders' Deficit	(4,451,075)	(4,866,364)

Total Liabilities and Stockholders' Deficit	$495,448	$143,855

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31, 2019	March 31, 2018

REVENUE	$262,890	$188,883

Cost of Revenue	187,261	120,756

Gross profit	75,629	68,127

OPERATING EXPENSES:
Consulting fees	67,442	90,935
Compensation	87,490	86,194
Professional and legal fees	103,843	21,199
Investor relations	112,439	148,955
General and administrative	207,535	116,892

Operating expenses	578,749	464,175

LOSS FROM OPERATIONS	(503,120)	(396,048)

OTHER INCOME (EXPENSE):
Interest expense	(73,194)	(24,849)
Amortization of debt discounts	(73,394)	(109,767)
Gain (loss) on change in fair value of derivative liability	(616,983)	197,758

Other income (expense), net	(763,571)	63,142

LOSS BEFORE INCOME TAXES	(1,266,691)	(332,906)

Income taxes	-	-

NET LOSS	(1,266,691)	(332,906)

Loss attributable to non-controlling interests	(662)	(502)

NET LOSS ATTRIBUTABLE TO SINGLEPOINT INC. STOCKHOLDERS	$(1,267,353)	$(333,408)

Net loss per share - basic	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	1,282,900,570	1,059,634,814

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Three Months Ended March 31, 2019 and Year Ended December 31, 2018
(Unaudited)

	Preferred Stock Par Value $0.0001		Common Stock Par Value $0.0001		Additional		Non-	Total
	Number of Shares	Amount	Number of Shares	Amount	paid-in Capital	Accumulated Deficit	controlling Interest	Stockholders' Deficit

Balance, December 31, 2017	47,750,000	$4,775	935,585,925	$93,559	$59,951,381	$(60,797,888)	$(31,804)	$(779,977)

Issuance of common shares for services			600,000	60	38,460			38,520
Issuance of common shares for investments			6,979,167	698	215,656			216,354
Issuance of common shares for principal and accrued interest on convertible notes			198,153,931	19,815	733,673			753,488
Issuance of preferred shares for services	7,000,000	700			2,494,300			2,495,000
Conversion of preferred shares	(3,800,000)	(380)	95,000,000	9,500	(9,120)			-
Resolution of derivative liability due to debt conversion					516,160			516,160
								-
Net loss						(8,048,550)	(57,359)	(8,105,909)

Balance, December 31, 2018	50,950,000	$5,095	1,236,319,023	$123,632	$63,940,510	$(68,846,438)	$(89,163)	$(4,866,364)

Issuance of common shares for services previously accrued			8,000,000	800	799,200			800,000
Issuance of common shares for principal and accrued interest on convertible notes			44,531,249	4,453	195,046			199,499
Conversion of preferred shares	(1,750,000)	(175)	10,500,000	1,050	(875)			-
Settlement of derivative liability due to debt conversion					682,481			682,481

Net loss						(1,267,353)	662	(1,266,691)

Balance, March 31, 2019	49,200,000	$4,920	1,299,350,272	$129,935	$65,616,362	$(70,113,791)	$(88,501)	$(4,451,075)

SINGLEPOINT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Three Months Ended March 31, 2018

(Unaudited)

	Preferred Stock		Common Stock
	Par Value $0.0001		Par Value $0.0001		Additional		Non-	Total
	Number of Shares	Amount	Number of Shares	Amount	paid-in Capital	Accumulated Deficit	controlling Interest	Stockholders' Deficit

Balance, December 31, 2017	47,750,000	$4,775	935,585,925	$93,559	$59,951,381	$(60,797,888)	$(31,804)	$(779,977)

Issuance of common shares for services			600,000	60	38,460			38,520
Issuance of common shares for principal and accrued interest on convertible notes			105,000,000	10,500	199,500			210,000
Conversion of preferred shares	(3,800,000)	(380)	95,000,000	9,500	(9,120)			-
								-
Net loss						(333,408)	502	(332,906)

Balance, March 31, 2018	43,950,000	$4,395	1,136,185,925	$113,619	$60,180,221	$(61,131,296)	$(31,302)	$(864,363)

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31, 2019	March 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,267,353)	$(333,408)

Adjustments to reconcile net loss to net cash used in operating activities
Loss attributable to non-controlling interests	662	502
Common stock issued for services	-	38,520
Depreciation	-	2,800
Amortization of debt discounts	73,394	109,767
(Gain) loss on change in fair value of derivatives	616,983	(197,758)
Changes in operating assets and liabilities:
Accounts receivable	(16,970)	(962)
Prepaid expenses	(14,409)	(12,607)
Inventory	(5,746)	(8,209)
Accounts payable	(14,160)	(10,563)
Accrued expenses	168,622	(18,084)

NET CASH USED IN OPERATING ACTIVITIES	(458,977)	(430,002)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for deposit	-	(120,000)

NET CASH USED IN INVESTING ACTIVITIES	-	(120,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances from related party	23,445	-
Payments on advances to related party	-	(4,303)
Proceeds from issuance of convertible notes, net	750,000	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	773,445	(4,303)

NET CHANGE IN CASH	314,468	(554,305)

Cash at beginning of period	68,781	915,078

Cash at end of period	$383,249	$360,773

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Original issue discount from issuance of notes payable	$75,000	$-
Common stock issued for conversion of debt	$199,499	$210,000
Conversion of preferred stock to common stock	$1,050	$380
Issuance of common stock previously accrued	$800,000	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC.

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

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2019, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2018 as disclosed in our Form 10-K filed on April 5, 2019. The results of the three months ended March 31, 2019 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2019.

Principles of Consolidation

The consolidated financial statements include the accounts of Singlepoint, DIGS, JAG, and Singleseed, Inc. as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018. All significant intercompany transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of ninety days or less at the time of purchase to be cash equivalents. The Company maintains deposits in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had deposits in excess of amounts insured by the FDIC of approximately $108,000 as of March 31, 2019.

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

The Company accounts for its income taxes in accordance with ASC 740 “Income Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company has a net operating loss carryforward, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for deferred tax assets resulting from this net operating loss carryforward.

Earnings (loss) Per Common Share

Basic loss per common share has been calculated based upon the weighted average number of common shares outstanding during the period in accordance with the ASC 260-10, “Earnings per Share”. Common stock equivalents are not used in the computation of loss per share, as their effect would be antidilutive. Diluted EPS includes the effect from potential issuance of common stock, including stock issuable pursuant to the assumed exercise of warrants and conversion of convertible notes and Class A Preferred Stock. Dilutive EPS is computed by dividing net income (loss) by the sum of the weighted average number of common stock outstanding, and the dilutive shares.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

Three months ended
March 31,
2019

Series A Preferred Stock	1,230,000,000
Convertible notes	229,585,686
Warrants	10,000,000
Potentially dilutive securities	1,469,585,686

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

Fair Value Measurements

On January 1, 2011, the Company adopted guidance which defines fair value, establishes a framework for using fair value to measure financial assets and liabilities on a recurring basis, and expands disclosures about fair value measurements. Beginning on January 1, 2011, the Company also applied the guidance to non-financial assets and liabilities measured at fair value on a non-recurring basis, which includes goodwill and intangible assets. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

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

The Company’s financial instruments consist of cash, accounts receivable, investments, accounts payable, convertible notes payable, advances from related parties, and derivative liabilities. The estimated fair value of cash, accounts receivable, investments, accounts payable, convertible notes payable and advances from related parties approximate their carrying amounts due to the short-term nature of these instruments.

Certain non-financial assets are measured at fair value on a nonrecurring basis. Accordingly, these assets are not measured and adjusted to fair value on an ongoing basis but are subject to periodic impairment tests.

The Company’s derivative liabilities have been valued as Level 3 instruments.

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2018	$–	$–	$2,215,376	$2,215,376

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – March 31, 2019	$–	$–	$2,149,878	$2,149,878

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2018 and March 31, 2019:

Derivative Liability
Balance, December 31, 2018	2,215,376
Additions recognized as debt discount	-
Derivative liability settlements	(682,481)
Mark-to-market at March 31, 2019	616,983
Balance, March 31, 2019	$2,149,878

Net loss for the year included in earnings relating to the liabilities held at March 31, 2019	$616,983

Recently Issued Accounting Pronouncements

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

There were various other accounting standards and interpretations issued recently, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows. Management has evaluated these new pronouncements through March 31, 2019.

NOTE 3 - INVESTMENTS

Investments

The company records its investments using the cost method. If cost exceeds fair value, an impairment loss is recognized unless the impairment is considered temporary.

The Company had total investments of $60,000 as of March 31, 2019 and December 31, 2018, respectively.

2019 Acquisition – Direct Solar LLC

On February 22, 2019 the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Direct Solar LLC and AI Live Transfers LLC (collectively referred to as the “Sellers” or “Direct Solar”) whereby the Company agreed to acquire certain assets of the Sellers (the “Purchased Assets” as more fully set forth in the Asset Purchase Agreement). Pursuant to the Asset Purchase Agreement the Company agreed: (i) to pay the Sellers that number of shares of Company common stock equal to $2,040,000 (based on the average closing price of the Company common stock during the five trading days immediately preceding the closing of the transactions contemplated by the Asset Purchase Agreement), (ii) create a subsidiary (the “SUB”) and issue the Sellers equity interests in SUB equal to ownership of Forty Nine Percent (49%) of SUB; both subject to adjustment, and (iii) providing SUB (within 14 days of closing of the transactions contemplated by the Asset Purchase Agreement) with $250,000.

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

The Company waived certain conditions including but not limited to the completion of an audit of the Seller’s financial statements and the closing of the transactions set forth in the Asset Purchase Agreement was finalized per the Closing Certificate dated May 14, 2019.

Proforma Information (unaudited)

Direct Solar

The unaudited pro forma information of the consolidated results of the Company’s operations and the results of the May 2019 acquisition of Direct Solar as if it had been consummated on January 1, 2019 are not available as of the date of this filing.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	March 31, 2019	December 31, 2018

Convertible note payable with an accredited investor dated October 31, 2017, with interest at 0%, due October 31, 2017, convertible at $0.007 per share. This note is currently in default.	10,500	10,500

Convertible note payable to investor (the “CVP Note”) dated October 10, 2017, with interest at 10%, an OID of $70,000, due October 6, 2019, convertible into shares of the Company’s common stock at the average of the 3 lowest closing bid prices of the Company’s common stock during the 20 trading days prior to conversion. The note provides for additional tranches of a maximum of $3,970,000, which includes OID of 10%. The note includes a warrant to purchase 5,000,000 shares of the Company’s common stock at a price of $0.10 per share. The note is secured by substantially all assets of the Company. The investor converted a total of $149,500 of principal and accrued interest of this note into 33,370,535 shares of the Company’s common stock during the three months ended March 31, 2019.

	398,250	547,749

Convertible note payable to investor (the “UAHC Note”) dated October 10, 2017, with interest at 10%, an OID of $70,000, due October 6, 2019, convertible into shares of the Company’s common stock at the average of the 3 lowest closing bid prices of the Company’s common stock during the 20 trading days prior to conversion. The note includes a warrant to purchase 5,000,000 shares of the Company’s common stock at a price of $0.10 per share. The note is secured by substantially all assets of the Company. The investor converted a total of $50,000 of principal and accrued interest of this note into 11,160,714 shares of the Company’s common stock during the three months ended March 31, 2019.

	620,000	670,000

Convertible note payable, to investor (the “Iliad Note”) dated November 5, 2018 totaling $500,000, plus OID of $50,000 and legal fee loan costs of $20,000. The note bears interest at 10% and matures on November 5, 2020.Total available under note is $5,520,000, including $500,000 OID (and $20,000 in legal fees due on first $500k tranche). The note is convertible into shares of the Company’s common stock after 180 days at the average of the 3 lowest closing bid prices of the Company’s common stock during the 20 trading days prior to conversion. The Company borrowed an additional $825,000 (including OID of $75,000) under this note during the three months ended March 31, 2019. The note is secured by substantially all assets of the Company.

	1,395,000	570,000

Total convertible notes payable	2,423,750	1,798,249
Less debt discounts	(1,143,003)	(1,141,396)
Convertible notes payable, net	1,280,747	656,853
Less current portion of convertible notes	(30,747)	(156,853)
Long-term convertible notes payable	$1,250,000	$500,000

Aggregate maturities of long-term debt as of March 31, 2019 are due in future years as follows:

2018	$30,747
2019	1,250,000

$1,280,747

JAG, the Company’s subsidiary, entered into a Funding Purchase Agreement on August 25, 2017, whereby JAG received proceeds of $100,000 with loan costs of $37,000, for a total loan of $137,000. This debt was refinanced in April 2018 for $65,000 under a credit agreement with another third-party, payable in weekly payments of approximately $800 through July 2019. The balance under this credit agreement was $44,067 and $52,989 as of March 31, 2019 and December 31, 2018 and is included in accrued expenses on the accompanying balance sheet.

Total amortization of debt discounts was $73,394 and $109,767 for the three months ended March 31, 2019 and 2018, respectively. Accrued interest on the above notes payable totaled $152,715 and $96,100 as of March 31, 2019 and December 31, 2018, respectively. Interest expense for the notes payable for the three months ended March 31, 2019 and 2018 was $73,194 and $24,849, respectively.

NOTE 5 - DERIVATIVE LIABILITY

Derivative Liability- Debt

The fair value of the described embedded derivative on all convertible debt was valued at $2,149,878 and $2,215,376 at March 31, 2019 and December 31, 2018, respectively, which was determined using the Black Scholes Pricing Model with the following assumptions:

December 31, 2018
Dividend yield:	0%
Term	0.5 – 1.0 year
Volatility	109.7–132.8%
Risk free rate:	2.09–2.63%

For the three months ended March 31, 2019 and 2018, the Company adjusted the recorded fair value of the derivative liability on debt to market resulting in non-cash, non-operating loss of $616,983 for the three months ended March 31, 2019 and gain of $197,758 for the three months ended March 31, 2018.

Note 2 contains a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2019.

NOTE 6 - STOCKHOLDERS’ DEFICIT

Class A Convertible Preferred Shares

As of March 31, 2019 and December 31, 2018, the Company had authorized 60,000,000 shares of Series A Convertible Preferred Stock (“Class A Stock”) with $0.0001 par value per share, of which 49,200,000 and 50,950,000 shares were issued and outstanding as of March 31, 2019 and December 31, 2018, respectively.

Each share of Class A Stock is convertible at any time into 25 shares of common stock, totaling 1,230,000,000 shares of common stock assuming full conversion of all outstanding shares. No dividends are payable unless declared by the Board of Directors. Each share of Class A Stock votes with the shares of Common Stock and is entitled to 50 votes per share and ranks senior to all other classes of stock in liquidation in the amount of $1 per share.

On January 3, 2019, the Company issued 10,500,000, shares of common stock to a former director for the conversion of 1,750,000 shares of Class A Preferred Stock.

Common Shares

As of March 31, 2019, the Company’s authorized common stock is 2,000,000,000 shares at $0.0001 par value per share. 1,299,350,272 and 1,236,319,023 shares were issued and outstanding as of March 31, 2019 and December 31, 2018, respectively.

Shares issued during the Three months ended March 31, 2019

In January and February 2019, the Company issued an aggregate of 44,531,249 common shares to two investors for the conversion of a total of $199,500 of convertible debt.

On March 1, 2019, the Company issued an aggregate of 8,000,000 common shares to a consultant for consulting services at a price of $0.10 per share. The fair value of these shares of $800,000 was included in accrued expenses as of December 31, 2018.

NOTE 7 - RELATED PARTY TRANSACTIONS

Accrued Officer Compensation

As of March 31, 2019 and December 31, 2018, a total of $404,000 and $349,000, respectively, was accrued for unpaid officer wages due the Company’s CEO under the CEO’s employment agreement.

Other

As of March 31, 2019 and December 31, 2018, a total of $16,619 and $30,287 was due our CEO and our President and is included in accounts payable.

As of March 31, 2019 and December 31, 2018, a total of $2,892 was due the founder of DIGS and is included in accounts payable.

The Company’s CEO advanced the Company funds during 2019 and 2018, with a balance of $605,000 and $585,000, plus accrued interest of $26,597 and $18,030 as of March 31, 2019 and December 31, 2018, respectively. These balances accrue interest at 12% beginning on October 1, 2018, are unsecured and due on demand.

As of March 31, 2019 and December 31, 2018, a total of $14,184 and $10,738, respectively, was due to the founder of DIGS for advances to DIGS.

As of March 31, 2019 and December 31, 2018, a total of $32,020 was due to an entity owned by the founder of ShieldSaver for advances to ShieldSaver prior to the Company’s acquisition of ShieldSaver on August 31, 2018. The founder of ShieldSaver is also the founder of JAG and is a related party.

The Company’s subsidiary DIGS previously sub-leased space on a month-to-month basis from an entity controlled by the founder of DIGS. Total payments related to this sub-lease for the three months ended March 31, 2019 and 2018 were $0 and $4,875, respectively.

See Note 6 for related party share issuances to a former director of the Company.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Currently the Company leases approximately 1,400 square feet of office space at 2999 North 44th St, Phoenix, AZ 85018 at a monthly rent of $3,375.97. The lease term expires September 2019.

See the Company’s Form 10-K for the year ended December 31, 2018 for details on our executive’s employment agreements. There have been no changes to these agreements.

NOTE 9 - REVENUE CLASSES

Selected financial information for the Company’s operating revenue for disaggregated revenue purposes are as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2019	2018

Retail	$41,971	$26,625
Services	220,919	162,258
Total	$262,890	$188,883

NOTE 10 - SUBSEQUENT EVENTS

See Note 3 for our acquisition with Direct Solar LLC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Singlepoint Inc. (hereinafter the “Company”, “Our”, “We” or “Us”) is a technology and acquisition company with a focus on acquiring companies that will benefit from the injection of growth capital and technology integration. Our portfolio companies include mobile payments, ancillary cannabis services and blockchain solutions. We built our portfolio by acquiring an interest in undervalued companies, thereby providing a rich, diversified holding base. We acquire and work with key company management to grow successful candidate companies.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended March 31, 2019.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the period ended March 31, 2019.

Results of Operations

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Comparison of the Three Months Ended March 31, 2019 with the Three Months Ended March 31, 2018

Revenue. For the three months ended March 31, 2019, we generated revenues of $262,890 as compared to $188,883 for the three months ended March 31, 2018. The increase of revenue was due to the integration of a subsidiary acquired in August of 2018.

Cost of Revenues. For the three months ended March 31, 2019 cost of revenue increased to $187,261 from $120,756 for the three months ended March 31, 2018. The increase was mainly due to the increase in revenue from a subsidiary acquired in August of 2018.

Professional and Legal Fees. For the three months ended March 31, 2019, compensation increased to $103,843 from $21,199 for the three months ended March 31, 2018, primarily due to increased costs related to our change to becoming fully reporting with the SEC during 2018.

Investor Relations. For the three months ended March 31, 2019, investor relations expense decreased to $112,439 from $148,955 for the three months ended March 31, 2018, primarily as a result of decreased use of investor relations consultants.

General and Administrative Expenses. Our general and administrative expenses increased to $207,535 for the three months ended March 31, 2019 from $116,892 for the three months ended March 31, 2018, representing a $90,643 increase. The increase was primarily a result of additional costs related to our new office, marketing, insurance and travel.

Other Income (Expense). For the three months ended March 31, 2019, other expense, net was $763,5711, compared to other income, net of $63,142 for the three months ended March 31, 2018, an increase of $826,713. The increase in other expense was primarily due to the $616,983 loss on change in fair value of derivative liability during the three months ended March 31, 2019.

Net Loss. The Company’s net loss was $1,266,691 and $332,906 for the three months ended March 31, 2019 and 2018, respectively. The increase in net loss was mainly due to the increases in professional and legal fees, general and administrative expenses, as well as the $616,983 loss on change in fair value of derivative liability during the three months ended March 31, 2019.

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

The Company had $383,249 in cash as of March 31, 2019. The Company has negative working capital of approximately $3.3 million, and total stockholders’ deficit of approximately $4.5 million as of March 31, 2019. As of March 31, 2019, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to maintain profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

To continue operations for the next 12 months we will have a cash need of approximately $500,000. Should we not be able to fulfill our cash needs through the increase of revenue we will need to raise money through outside investors through convertible notes, debt or similar instrument(s), including but not limited to the current outstanding convertible notes. Except as mentioned above, the Company has no committed external source of funds, and there is no guarantee we would be able to raise such funds. The Company plans to pay off current liabilities through sales and increasing revenue through sales of Company services and or products, or through financing activities as mentioned above.

Operating Activities

Cash flow used in operating activities – Net cash used in operating activities was $458,977 for the three months ended March 31, 2019 primarily as a result of our net loss of $1,267,353, partially offset by non-cash loan amortization expense of $73,394 and non-cash expense of $616,983 related to loss on change in fair value of derivatives. Net cash used in operating activities for the three months ended March 31, 2018 was $430,002, primarily as a result of our net loss of $333.408, partially offset by non-cash loan amortization expense of $109,767, and increased by our gain on change in fair value of derivatives of $197,758.

Investing Activities

Cash flow used in investing activities – We had no cash from or used in investing activities during the three months ended March 31, 2019. For the three months ended March 31, 2018, our investing activities used cash of $120,000 due to our investment in a Shield Saver.

Financing Activities

Cash flow from financing activities – During the three months ended March 31, 2019, our financing activities provided cash of $773,445, primarily from $750,000 of proceeds from convertible notes during the period. During the three months ended March 31, 2018, our financing activities used cash of $4,303 to repay advances to a related party.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

During the three months ended March 31, 2019, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. Based on that evaluation, our management, including our President and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2019 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2019, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

On March 1, 2019, the Company issued an aggregate of 8,000,000 common shares to a consultant for consulting services at a price of $0.10 per share. The fair value of these shares of $800,000 was included in accrued expenses as of December 31, 2018.

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

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 are formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. (2)

________________

(1) Filed herewith.

(2) Users of this data are advised that pursuant to Rule 406T of Regulation S-T, this XBRL information is being furnished and not filed herewith for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and Sections 11 or 12 of the Securities Act of 1933, as amended, and is not to be incorporated by reference into any filing, or part of any registration statement or prospectus, of Singlepoint Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

SINGLEPOINT INC.

Dated: May 15, 2019	By:	/s/ Gregory P. Lambrecht
Gregory P. Lambrecht
Chief Executive Officer, Chief Financial Officer, Director

