Form 10-Q
period 2019-06-30
SinglePoint Inc.
filed 2019-08-15
CIK 1443611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 14, 2019, the Company had 1,621,090,921 outstanding shares of its common stock, par value $0.0001.

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

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

2

SINGLEPOINT INC.

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SINGLEPOINT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash	$85,714	$68,781
Accounts receivable	10,594	5,979
Prepaid expenses	20,946	8,938
Inventory	6,224	157

Total Current Assets	123,478	83,855

NON-CURRENT ASSETS:
Investment, at cost (Note 3)	60,000	60,000
Goodwill	2,066,340	-

Total Assets	$2,249,818	$143,855

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
CURRENT LIABILITIES:
Accounts payable, including related party (Note 8)	$128,818	$146,635
Accrued expenses, including accrued officer salaries (Note 8)	920,185	1,345,567
Current portion of convertible notes payable, net of debt discount (Note 4)	29,384	156,853
Advances from related party (Note 8)	798,324	645,788
Derivative liability	5,183,457	2,215,376

Total Current Liabilities	7,060,168	4,510,219

LONG-TERM LIABILITIES:
Convertible notes payable, net of debt discount (Note 4)	1,500,000	500,000

Total Liabilities	8,560,168	5,010,219

Commitments and Contingencies (Note 8)

STOCKHOLDERS' DEFICIT
Class A convertible preferred stock, par value $0.0001; 60,000,000 shares
authorized; 55,200,000 and 50,950,000 shares issued and outstanding	5,520	5,095

Common stock, par value $0.0001; 2,000,000,000 shares authorized;
1,596,090,921 and 1,236,319,023 shares issued and outstanding	159,609	123,632

Additional paid-in capital	71,273,135	63,940,510
Accumulated deficit	(77,532,284)	(68,846,438)
Total Singlepoint, Inc. stockholders' deficit	(6,094,020)	(4,777,201)
Non-controlling interest	(216,330)	(89,163)
Total Stockholders' Deficit	(6,310,350)	(4,866,364)

Total Liabilities and Stockholders' Deficit	$2,249,818	$143,855

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

REVENUE	$856,859	$311,237	$1,119,749	$500,120

Cost of Revenue	440,946	225,700	628,207	346,456

Gross profit	415,913	85,537	491,542	153,664

OPERATING EXPENSES:
Consulting fees	94,059	44,188	161,501	135,123
Compensation	3,191,162	83,745	3,278,652	169,939
Professional and legal fees	48,134	59,001	151,977	80,200
Investor relations	35,788	90,509	148,227	239,464
General and administrative	780,432	278,734	987,967	395,626

Operating expenses	4,149,575	556,177	4,728,324	1,020,352

LOSS FROM OPERATIONS	(3,733,662)	(470,640)	(4,236,782)	(866,688)

OTHER INCOME (EXPENSE):
Interest expense	(109,738)	(33,690)	(182,932)	(58,539)
Amortization of debt discounts	(718,636)	(109,708)	(792,030)	(219,475)
Gain (loss) on settlement of debt	-	-	-	-
Loss on change in fair value of investments	-	(20,000)	-	(20,000)
Gain (loss) on change in fair value of derivative liability	(2,984,286)	(130,487)	(3,601,269)	67,271

Other income (expense), net	(3,812,660)	(293,885)	(4,576,231)	(230,743)

LOSS BEFORE INCOME TAXES	(7,546,322)	(764,525)	(8,813,013)	(1,097,431)

Income taxes	-	-	-	-

NET LOSS	(7,546,322)	(764,525)	(8,813,013)	(1,097,431)

Loss attributable to non-controlling interests	127,829	(454)	127,167	(956)

NET LOSS ATTRIBUTABLE TO SINGLEPOINT, INC. STOCKHOLDERS	$(7,418,493)	$(764,979)	$(8,685,846)	$(1,098,387)

Net loss per share - basic	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares
outstanding - basic	1,424,783,025	1,137,567,400	1,354,233,738	1,098,816,390

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Six Months Ended June 30, 2019 and Year Ended December 31, 2018
(Unaudited)

	Preferred Stock Par Value $0.0001		Common Stock Par Value $0.0001		Additional		Non-	Total
	Number of Shares	Amount	Number of Shares	Amount	paid-in Capital	Accumulated Deficit	controlling Interest	Stockholders' Deficit

Balance, December 31, 2017	47,750,000	$4,775	935,585,925	$93,559	$59,951,381	$(60,797,888)	$(31,804)	$(779,977)

Issuance of common shares for services			600,000	60	38,460			38,520
Issuance of common shares for investments			6,979,167	698	215,656			216,354
Issuance of common shares for principal and accrued interest on convertible notes			198,153,931	19,815	733,673			753,488
Issuance of preferred shares for services	7,000,000	700			2,494,300			2,495,000
Conversion of preferred shares	(3,800,000)	(380)	95,000,000	9,500	(9,120)			-
Resolution of derivative liability due to debt conversion					516,160			516,160
								-
Net loss						(8,048,550)	(57,359)	(8,105,909)

Balance, December 31, 2018	50,950,000	$5,095	1,236,319,023	$123,632	$63,940,510	$(68,846,438)	$(89,163)	$(4,866,364)

Issuance of common shares for services previously accrued			8,000,000	800	799,200			800,000
Issuance of common shares for acquisition			156,058,751	15,606	1,950,735			1,966,341
Issuance of common shares for principal and accrued interest on convertible notes			85,213,147	8,521	360,979			369,500
Issuance of preferred shares for services	10,000,000	1,000			3,099,000			3,100,000
Conversion of preferred shares	(5,750,000)	(575)	110,500,000	11,050	(10,475)			-
Settlement of derivative liability due to debt conversion					1,133,186			1,133,186

Net loss						(8,685,846)	(127,167)	(8,813,013)

Balance, June 30, 2019	55,200,000	$5,520	1,596,090,921	$159,609	$71,273,135	$(77,532,284)	$(216,330)	$(6,310,350)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Six Months Ended June 30, 2018
(Unaudited)

	Preferred Stock Par Value $0.0001		Common Stock Par Value $0.0001		Additional		Non-
	Number of Shares	Amount	Number of Shares	Amount	paid-in Capital	Accumulated Deficit	controlling Interest	Stockholders' Deficit

Balance, December 31, 2017	47,750,000	$4,775	935,585,925	$93,559	$59,951,381	$(60,797,888)	$(31,804)	$(779,977)

Issuance of common shares for services			600,000	60	38,460			38,520
Issuance of common shares for principal and accrued interest on convertible notes			106,428,571	10,643	199,357			210,000
Conversion of preferred shares	(3,800,000)	(380)	95,000,000	9,500	(9,120)			-
								-
Net loss						(1,098,387)	956	(1,097,431)

Balance, June 30, 2018	43,950,000	$4,395	1,137,614,496	$113,762	$60,180,078	$(61,896,275)	$(30,848)	$(1,628,888)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	For the Six Months Ended
	June 30, 2019	June 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,685,846)	$(1,098,387)

Adjustments to reconcile net loss to net cash used in operating activities
Loss attributable to non-controlling interests	(127,167)	956
Common stock issued for services	-	38,520
Depreciation	-	2,800
Amortization of debt discounts	792,030	219,475
(Gain) loss on change in fair value of derivatives	3,601,269	(67,271)
Preferred stock issued for services	3,100,000	-
Changes in operating assets and liabilities:
Accounts receivable	(4,615)	(5,738)
Prepaid expenses	(12,008)	(9,628)
Inventory	(6,067)	(7,280)
Accounts payable	(17,817)	(4,835)
Accrued expenses	410,174	36,076

NET CASH USED IN OPERATING ACTIVITIES	(950,047)	(895,312)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for deposit	-	(145,000)
Cash paid for acquisition of subsidiaries	(100,000)	-

NET CASH USED IN INVESTING ACTIVITIES	(100,000)	(145,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances from related party	123,445	198,093
Payments on advances to related party	(6,465)	(10,000)
Payments on notes payable	(50,000)	-
Proceeds from issuance of convertible notes, net	1,000,000	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,066,980	188,093

NET CHANGE IN CASH	16,933	(852,219)

Cash at beginning of period	68,781	915,078

Cash at end of period	$85,714	$62,859

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Original issue discount from issuance of notes payable	$100,000	$-
Common stock issued for conversion of debt	$369,500	$210,000
Conversion of preferred stock to common stock	$11,050	$9,500
Issuance of common stock previously accrued	$800,000	$-
Issuance of common stock for acquisition	$1,966,341	$-

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

On July 20, 2016, the Company increased the number of authorized Class A Convertible Preferred Stock (the “Class A Stock”) from 30,000,000 to 60,000,000. The Class A Stock is entitled to vote 25 votes of common stock for each share of Class A Stock held, with respect to all matters upon which common stockholders are entitled to vote or to which stockholders are entitled to give consent. Each share of Class A Stock converts into common stock of the Company at a ratio of six common shares for every one share of Class A Stock.

On August 31, 2017, the Company amended its Articles of Incorporation and increased its authorized common shares from 1,000,000,000 to 2,000,000,000.

On August 31, 2017, the Company amended its Articles of Incorporation and increased the voting rights on its Class A Stock to 50 votes of common stock for each share of Class A Stock held with respect to all matters upon which common stockholders are entitled to vote, and increased the conversion ratio on its Class A Stock so that it converts into common stock of the Company at a ratio of 25 common shares for every one share of Class A Stock.

On May 17, 2017, the Company acquired a 90% interest in Discount Garden Supply, Inc. (“DIGS”) for cash and common stock.

On October 11, 2017, the Company acquired a 51% interest in Jiffy Auto Glass, LLC (“JAG”) for cash and common stock. JAG has subsequently been dissolved (see Note 10 below).

On August 31, 2018, the Company acquired a 51% interest in ShieldSaver, LLC (“ShieldSaver”) for cash and common stock.

On May 14, 2019, the Company acquired a 51% interest in Direct Solar, LLC (“Direct Solar”) for cash and common stock (see Note 3).

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2019, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2018 as disclosed in our Form 10-K filed on April 5, 2019. The results of the six months ended June 30, 2019 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2019.

Principles of Consolidation

The consolidated financial statements include the accounts of Singlepoint, DIGS, and JAG as of June 30, 2019 and December 31, 2018 and for the six months ended June 30, 2019 and 2018, and the accounts of Direct Solar from May 14, 2019 through June 30, 2019. All significant intercompany transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of ninety days or less at the time of purchase to be cash equivalents. The Company maintains deposits in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had no deposits in excess of amounts insured by the FDIC as of June 30, 2019.

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

The following table summarizes the number of shares of common stock issuable pursuant to our convertible securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

Six Months Ended
June 30,
2019

Series A Preferred Stock	1,380,000,000
Convertible notes	316,077,707
Warrants	10,000,000
Potentially dilutive securities	1,706,077,707

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

The Company’s derivative liabilities have been valued as Level 3 instruments.

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2018	$–	$–	$2,215,376	$2,215,376

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – June 30, 2019	$–	$–	$5,183,457	$5,183,457

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2018 and June 30, 2019:

Derivative Liability
Balance, December 31, 2018	2,215,376
Additions recognized as debt discount	500,000
Derivative liability settlements	(1,133,187)
Mark-to-market at June 30, 2019	3,601,269
Balance, June 30, 2019	$5,183,458

Net loss for the year included in earnings relating to the liabilities held at June 30, 2019	$3,601,269

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

There were various other accounting standards and interpretations issued recently, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows. Management has evaluated these new pronouncements through June 30, 2019.

NOTE 3 - INVESTMENTS

Investments

The Company records its investments using the cost method. If cost exceeds fair value, an impairment loss is recognized unless the impairment is considered temporary.

The Company had total investments of $60,000 as of June 30, 2019 and December 31, 2018, respectively.

2019 Acquisition – Direct Solar LLC

On February 22, 2019 the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Direct Solar LLC and AI Live Transfers LLC (collectively referred to as the “Sellers” or “Direct Solar”) whereby the Company agreed to acquire certain assets of the Sellers (the “Purchased Assets” as more fully set forth in the Asset Purchase Agreement). Pursuant to the Asset Purchase Agreement the Company agreed: (i) to pay the Sellers that number of shares of Company common stock equal to $2,040,000 (based on the average closing price of the Company common stock during the five trading days immediately preceding the closing of the transactions contemplated by the Asset Purchase Agreement), (ii) create a subsidiary (the “SUB”) and issue the Sellers equity interests in SUB equal to ownership of Forty Nine Percent (49%) of SUB; both subject to adjustment, and (iii) providing SUB (within 14 days of closing of the transactions contemplated by the Asset Purchase Agreement) with $250,000. The Company agreed to that it shall reinvest into the SUB its portion of distributions of Net Cash Flow (as defined in the Operating Agreement of the SUB), if any, up to two hundred and fifty thousand ($250,000) per quarter, up to a total of seven hundred and fifty ($750,000) Dollars .

The closing of the transactions set forth in the Asset Purchase Agreement were subject to the satisfaction (or waiver) of certain conditions. The material conditions were as follows: (i) delivery of a bill of sale in the form mutually agreeable to the parties duly executed by Sellers, transferring the Tangible Personal Property included in the Purchased Assets to the Company; (2) an assignment agreement in the form mutually agreeable to the parties duly executed, effecting the assignment of the Purchased Assets; (3) [an] assignment[s] in the form mutually agreeable to the parties duly executed, transferring all of Sellers’ right, title and interest in and to the Intellectual Property Assets; (4) an Operating Agreement of the SUB to be in effect upon Closing in the form as mutually agreed to amongst the parties; (5) with respect to each Lease, an Assignment and Assumption of Lease in the form mutually agreeable to the parties; (6) transition services agreements in the forms mutually agreeable to the parties duly executed by certain employees of the Sellers; (7) completion, to the Company’s satisfaction, of an audit of Seller’s financial statements from inception to December 31, 2018 by the Company’s independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (United States); and the Company being satisfied with its due diligence review of the Sellers, its Business and the Purchased Assets, including without limitation speaking with and otherwise reviewing relationships with all suppliers, customers, employees, independent contractors, and clients of Sellers.

The Company waived certain conditions including but not limited to the completion of an audit of the Seller’s financial statements and the closing of the transactions set forth in the Asset Purchase Agreement was finalized on May 14, 2019.

The total value of common stock issued for the purchase was $1,966,341 on the issuance date. The total purchase price of $2,066,341 includes cash paid of $100,000 and was allocated to goodwill based on the workforce acquired.

Total revenue of $85,784, net loss of $145,023, and contributed net loss of $73,962 after non-controlling interest related to Direct Solar from the acquisition date of May 14, 2019 through June 30, 2019 is included in the Company’s accompanying condensed consolidated statement of operations.

Proforma Information (unaudited)

Direct Solar

The unaudited pro forma information of the consolidated results of the Company’s operations and the results of the May 2019 acquisition of Direct Solar as if it had been consummated on January 1, 2019 are not available as of the date of this filing.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	June 30, 2019	December 31, 2018

Convertible note payable with an accredited investor dated October 31, 2017, with interest at 0%, due October 31, 2017, convertible at $0.007 per share. This note is currently in default.	10,500	10,500

Convertible note payable to investor (the “CVP Note”) dated October 10, 2017, with interest at 10%, an Original Issue Discount (“OID”) of $70,000, due October 6, 2019, convertible into shares of the Company’s common stock at the average of the three lowest closing bid prices of the Company’s common stock during the 20 trading days prior to conversion. The CVP Note provides for additional tranches of a maximum of $3,970,000, which includes OID of 10%. The note includes a warrant to purchase 5,000,000 shares of the Company’s common stock at a price of $0.10 per share. The CVP Note is secured by substantially all assets of the Company. The investor converted a total of $244,500 of principal and accrued interest of this note into 55,670,080 shares of the Company’s common stock during the six months ended June 30, 2019.

	303,249	547,749

Convertible note payable to investor (the “UAHC Note”) dated October 10, 2017, with interest at 10%, an OID of $70,000, due October 6, 2019, convertible into shares of the Company’s common stock at the average of the three lowest closing bid prices of the Company’s common stock during the 20 trading days prior to conversion. The UAHC Note includes a warrant to purchase 5,000,000 shares of the Company’s common stock at a price of $0.10 per share. The UAHC Note is secured by substantially all assets of the Company. The investor converted a total of $125,000 of principal and accrued interest of this note into 29,543,067 shares of the Company’s common stock during the six months ended June 30, 2019. Additionally, the Company repaid $50,000 of this note during the six months ended June 30, 2019.

	495,000	670,000

Convertible note payable, to investor (the “Iliad Note”) dated November 5, 2018 totaling $500,000, plus OID of $50,000 and legal fee costs of $20,000. The Iliad Note bears interest at 10% and matures on November 5, 2020.Total available under note is $5,520,000, including $500,000 OID (and $20,000 in legal fees due on first $500k tranche). The Iliad Note is convertible into shares of the Company’s common stock after 180 days at the average of the three lowest closing bid prices of the Company’s common stock during the 20 trading days prior to conversion. The Company borrowed an additional $1,100,000 (including OID of $100,000) under this note during the six months ended June 30, 2019. The Iliad Note is secured by substantially all assets of the Company. No common shares are currently reserved under the Iliad Note. The Company is currently in compliance with the terms of the Iliad Note.

	1,670,000	570,000

Total convertible notes payable	2,478,749	1,798,249
Less debt discounts	(949,365)	(1,141,396)
Convertible notes payable, net	1,529,384	656,853
Less current portion of convertible notes	(29,384)	(156,853)
Long-term convertible notes payable	$1,500,000	$500,000

Aggregate maturities of long-term debt as of June 30, 2019 are due in future years as follows:

2018	$29,384
2019	1,500,000

$1,529,384

JAG, the Company’s subsidiary, entered into a Funding Purchase Agreement on August 25, 2017, whereby JAG received proceeds of $100,000 with loan costs of $37,000, for a total loan of $137,000. This debt was refinanced in April 2018 for $65,000 under a credit agreement with another third-party, payable in weekly payments of approximately $800 through July 2019. The balance under this credit agreement was $39,499 and $52,989 as of June 30, 2019 and December 31, 2018 and is included in accrued expenses on the accompanying balance sheet.

Total amortization of debt discounts was $780,086 and $219,475 for the six months ended June 30, 2019 and 2018, respectively. Accrued interest on the above notes payable totaled $233,718 and $96,100 as of June 30, 2019 and December 31, 2018, respectively. Interest expense for the notes payable for the six months ended June 30, 2019 and 2018 was $182,932 and $58,539, respectively.

NOTE 5 - DERIVATIVE LIABILITY

Derivative Liability- Debt

The fair value of the described embedded derivative on all convertible debt was valued at $4,614,586 and $2,215,376 at June 30, 2019 and December 31, 2018, respectively, which was determined using the Black Scholes Pricing Model with the following assumptions:

Dividend yield:	0%
Term	0.5 – 1.0 year
Volatility	119.7%–132.8%
Risk free rate:	1.92–2.63%

For the six months ended June 30, 2019 and 2018, the Company adjusted the recorded fair value of the derivative liability on debt to market resulting in non-cash, non-operating loss of $3,147,650 for the six months ended June 30, 2019 and gain of $67,271 for the six months ended June 30, 2018.

Note 2 contains a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2019.

NOTE 6 - STOCKHOLDERS’ DEFICIT

Class A Convertible Preferred Shares

As of June 30, 2019 and December 31, 2018, the Company had authorized 60,000,000 shares of Series A Convertible Preferred Stock (“Class A Stock”) with $0.0001 par value per share, of which 55,200,000 and 50,950,000 shares were issued and outstanding as of June 30, 2019 and December 31, 2018, respectively.

Each share of Class A Stock is convertible at any time into 25 shares of common stock, totaling 1,380,000,000 shares of common stock assuming full conversion of all outstanding shares. No dividends are payable unless declared by the Board of Directors. Each share of Class A Stock votes with the shares of Common Stock and is entitled to 50 votes per share and ranks senior to all other classes of stock in liquidation in the amount of $1 per share.

On January 3, 2019, the Company issued 10,500,000, shares of common stock to a former director for the conversion of 1,750,000 shares of Class A Preferred Stock.

On May 23, 2019, the Company issued 100,000,000, shares of common stock to the Company’s CEO for the conversion of 4,000,000 shares of Class A Preferred Stock.

On May 31, 2019, the Company issued a total of 10,000,000 shares of Class A Preferred Stock to directors for compensation resulting in compensation expense of $3,100,000.

Common Shares

As of June 30, 2019, the Company’s authorized common stock is 2,000,000,000 shares at $0.0001 par value per share. 1,596,090,921 and 1,236,319,023 shares were issued and outstanding as of June 30, 2019 and December 31, 2018, respectively.

Shares issued during the Six months ended June 30, 2019

During the six months ended June 30, 2019, the Company issued an aggregate of 85,213,147 common shares to two investors for the conversion of a total of $369,500 of convertible debt.

On March 1, 2019, the Company issued an aggregate of 8,000,000 common shares to a consultant for consulting services at a price of $0.10 per share. The fair value of these shares of $800,000 was included in accrued expenses as of December 31, 2018.

On May 16, 2019, the Company issued an aggregate of 156,058,751 shares related the acquisition of Direct Solar at a price of $0.0145 per share (see Note 3).

NOTE 7 - RELATED PARTY TRANSACTIONS

Accrued Officer Compensation

As of June 30, 2019 and December 31, 2018, a total of $462,211 and $349,000, respectively, was accrued for unpaid officer wages due the Company’s CEO and President under their employment agreements.

Other

As of June 30, 2019 and December 31, 2018, a total of $16,619 and $30,287 was due our CEO and our President and is included in accounts payable.

As of June 30, 2019 and December 31, 2018, a total of $2,892 was due the founder of DIGS and is included in accounts payable.

The Company’s CEO advanced the Company funds during 2019 and 2018, with a balance of $705,000 and $585,000, plus accrued interest of $53,586 and $18,030 as of June 30, 2019 and December 31, 2018, respectively. These balances accrue interest at 12% beginning on October 1, 2018, are unsecured and due on demand.

As of June 30, 2019 and December 31, 2018, a total of $7,718 and $10,738, respectively, was due to the founder of DIGS for advances to DIGS.

As of June 30, 2019 and December 31, 2018, a total of $32,020 was due to an entity owned by the founder of ShieldSaver for advances to ShieldSaver prior to the Company’s acquisition of ShieldSaver on August 31, 2018. The founder of ShieldSaver is also the founder of JAG and is a related party.

The Company’s subsidiary DIGS previously sub-leased space on a month-to-month basis from an entity controlled by the founder of DIGS. Total payments related to this sub-lease for the six months ended June 30, 2019 and 2018 were $0 and $11,375, respectively.

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

NOTE 9 - REVENUE CLASSES

Selected financial information for the Company’s operating revenue for disaggregated revenue purposes are as follows:

	Six Months Ended June 30,	Six Months Ended June 30,
	2019	2018

Retail	$79,973	$64,556
Distribution	454,172
Services	585,604	435,564
Total	$1,119,749	$500,120

NOTE 10 - SUBSEQUENT EVENTS

On July 2, 2019, the Company executed a lease agreement for an industrial building space in California for 24 months at base rent of $2,400 per month through June 30, 2021.

On July 5, 2019, the Company received additional proceeds of $250,000 under the Iliad Note.

On July 26, 2019 a Statement of Dissolution was filed with the Colorado Secretary of State dissolving Jiffy Auto Glass, LLC.

On July and August 2019, an officer converted an aggregate of 1,000,000 Class A Preferred Shares into 25,000,000 share of the Company’s common stock.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended June 30, 2019.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the period ended June 30, 2019.

Results of Operations

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Comparison of the Three Months Ended June 30, 2019 with the Three Months Ended June 30, 2018

Revenue. For the three months ended June 30, 2019, we generated revenues of $856,859 as compared to $311,237 for the three months ended June 30, 2018. The increase of revenue was due to the integration of subsidiaries acquired in August of 2018 and May 14, 2019, as well as a sale of hemp products the Company executed to a distributor in June 2019 for approximately $447,000.

Cost of Revenues. For the three months ended June 30, 2019 cost of revenue increased to $440,946 from $225,700 for the three months ended June 30, 2018. The increase was mainly due to the increase in revenue from subsidiaries acquired in August of 2018 and May 20192019, as well as a sale of hemp products the Company executed to a distributor in June 2019 for approximately $447,000.

Compensation. For the three months ended June 30, 2019, compensation increased to $3,191,162 from $83,745 for the three months ended June 30, 2018, primarily due to non-cash preferred stock issued to officers for services in May 2019.

Investor Relations. For the three months ended June 30, 2019, investor relations expense decreased to $35,788 from $90,509 for the three months ended June 30, 2018, primarily as a result of decreased use of investor relations consultants.

General and Administrative Expenses. Our general and administrative expenses increased to $780,432 for the three months ended June 30, 2019 from $278,734 for the three months ended June 30, 2018. The increase was primarily a result of additional costs related to our newly acquired subsidiaries, our new office, marketing, insurance and travel.

Other Income (Expense). For the three months ended June 30, 2019, other expense, net was $3,347,097, compared to other income, net of $293,885 for the three months ended June 30, 2018. The increase in other expense was primarily due to the $2,530,667 loss on change in fair value of derivative liability during the three months ended June 30, 2019.

Net Loss. The Company’s net loss was $6,770,759 and $764,525 for the three months ended June 30, 2019 and 2018, respectively. The increase in net loss was mainly due to the increases in compensation, general and administrative expenses, as well as the $2,530,667 loss on change in fair value of derivative liability during the three months ended June 30, 2019.

Comparison of the Six Months Ended June 30, 2019 with the Six Months Ended June 30, 2018

Revenue. For the six months ended June 30, 2019, we generated revenues of $1,119,749 as compared to $500,120 for the six months ended June 30, 2018. The increase of revenue was due to the integration of subsidiaries acquired in August of 2018 and May 2019, as well as a sale of hemp products the Company executed to a distributor in June 2019 for approximately $447,000.

Cost of Revenues. For the six months ended June 30, 2019 cost of revenue increased to $628,207 from $346,456 for the six months ended June 30, 2018. The increase was mainly due to the increase in revenue from subsidiaries acquired in August of 2018 and May 2019.

Professional and Legal Fees. For the six months ended June 30, 2019, compensation increased to $151,977 from $80,200 for the six months ended June 30, 2018, primarily due to increased costs related to our change to becoming fully reporting with the SEC during 2018.

Investor Relations. For the six months ended June 30, 2019, investor relations expense decreased to $148,227 from $239,464 for the six months ended June 30, 2018, primarily as a result of decreased use of investor relations consultants.

General and Administrative Expenses. Our general and administrative expenses increased to $987,967 for the six months ended June 30, 2019 from $395,626 for the six months ended June 30, 2018. The increase was primarily a result of additional costs related to our newly acquired subsidiaries, our new office, marketing, insurance and travel.

Other Income (Expense). For the six months ended June 30, 2019, other expense, net was $4,110,668, compared to other income, net of $230,743 for the six months ended June 30, 2018. The increase in other expense was primarily due to the $3,147,650 loss on change in fair value of derivative liability during the six months ended June 30, 2019.

Net Loss. The Company’s net loss was $8,037,450 and $1,097,431 for the six months ended June 30, 2019 and 2018, respectively. The increase in net loss was mainly due to the increases in compensation, professional and legal fees, general and administrative expenses, as well as the $3,147,650 loss on change in fair value of derivative liability during the six months ended June 30, 2019.

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

The Company had $85,714 in cash as of June 30, 2019. The Company has negative working capital of approximately $6.9 million, and total stockholders’ deficit of approximately $6.3 million as of June 30, 2019. As of June 30, 2019, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to maintain profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

To continue operations for the next 12 months we will have a cash need of approximately $2 million. Should we not be able to fulfill our cash needs through the increase of revenue we will need to raise money through outside investors through convertible notes, debt or similar instrument(s), including but not limited to the current outstanding convertible notes. Except as mentioned above, the Company has no committed external source of funds, and there is no guarantee we would be able to raise such funds. The Company plans to pay off current liabilities through sales and increasing revenue through sales of Company services and or products, or through financing activities as mentioned above.

Operating Activities

Cash flow used in operating activities – Net cash used in operating activities was $950,047 for the six months ended June 30, 2019 primarily as a result of our net loss of $7,910,283, partially offset by non-cash loan amortization expense of $780,087, non-cash preferred stock issued for services, and non-cash expense of $3,147,650 related to loss on change in fair value of derivatives. Net cash used in operating activities for the six months ended June 30, 2018 was $895,312, primarily as a result of our net loss of $1,098,387, partially offset by non-cash common stock issued for services of $38,520 and non-cash loan amortization expense of $219,475.

Investing Activities

Cash flow used in investing activities – We paid $100,000 for our investment in Direct Solar during the six months ended June 30, 2019. For the six months ended June 30, 2018, our investing activities used cash of $145,000 due to our investment in a Shield Saver.

Financing Activities

Cash flow from financing activities – During the six months ended June 30, 2019, our financing activities provided cash of $1,216,980, primarily from $1,000,000 of proceeds from convertible notes during the period. During the six months ended June 30, 2018, our financing activities provided cash of $188,093, primarily from advances from a related party.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

During the six months ended June 30, 2019, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. Based on that evaluation, our management, including our President and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2019 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2019, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor its property is a party to any pending legal proceeding.

Item 1A. Risk Factors

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2019, the Company issued an aggregate of 85,213,147 common shares to two investors for the conversion of a total of $369,500 of convertible debt.

On March 1, 2019, the Company issued an aggregate of 8,000,000 common shares to a consultant for consulting services at a price of $0.10 per share. The fair value of these shares of $800,000 was included in accrued expenses as of December 31, 2018.

On May 16, 2019, the Company issued an aggregate of 156,058,751 shares related the acquisition of Direct Solar at a price of $0.0145 per share.

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

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 are formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text. (2)

_____________

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

SINGLEPOINT INC.

Dated: August 14, 2019	By:	/s/ Gregory P. Lambrecht
Gregory P. Lambrecht
Chief Executive Officer, Chief Financial Officer, Director

