Form 10-Q
period 2019-09-30
SinglePoint Inc.
filed 2019-11-12
CIK 1443611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2019

Commission File No. 000-53425

Singlepoint Inc.
(Name of small business issuer in its charter)

Nevada	26-1240905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2999 North 44th Street Suite 530

Phoenix, AZ 85018

(Address of principal executive offices)

(855) 711-2009

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 12, 2019, the Company had 1,672,584,058 outstanding shares of its common stock, par value $0.0001.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SINGLEPOINT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2019	December 31, 2018

ASSETS
CURRENT ASSETS:
Cash	$294,062	$68,781
Accounts receivable	16,853	5,979
Prepaid expenses	41,545	8,938
Inventory	6,224	157

Total Current Assets	358,684	83,855

NON-CURRENT ASSETS:
Investment, at cost (Note 3)	60,000	60,000
Goodwill (Note 3)	1,966,340	-

Total Assets	$2,385,024	$143,855

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
CURRENT LIABILITIES:
Accounts payable, including related party (Note 7)	$49,055	$146,635
Accrued expenses, including accrued officer salaries (Note7)	854,730	1,345,567
Current portion of convertible notes payable, net of debt discount (Note 4)	836,658	156,853
Advances from related party (Note 7)	830,152	645,788
Derivative liability	3,836,085	2,215,376

Total Current Liabilities	6,406,680	4,510,219

LONG-TERM LIABILITIES:
Convertible notes payable, net of debt discount (Note 4)	1,038,660	500,000

Total Liabilities	7,445,340	5,010,219

Commitments and Contingencies (Note 8)

STOCKHOLDERS' DEFICIT

Class A convertible preferred stock, par value $0.0001; 60,000,000 shares authorized; 54,200,000 and 50,950,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	5,420	5,095
Common stock, par value $0.0001; 2,000,000,000 shares authorized; 1,656,829,156 and 1,236,319,023 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	165,683	123,632

Additional paid-in capital	71,754,388	63,940,510
Accumulated deficit	(76,912,528)	(68,846,438)
Total Singlepoint, Inc. stockholders' deficit	(4,987,037)	(4,777,201)
Non-controlling interest	(73,279)	(89,163)
Total Stockholders' Deficit	(5,060,316)	(4,866,364)

Total Liabilities and Stockholders' Deficit	$2,385,024	$143,855

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

REVENUE	$1,050,374	$381,037	$2,170,123	$881,157

Cost of Revenue	524,483	305,684	1,610,394	652,140

Gross profit	525,891	75,353	559,729	229,017

OPERATING EXPENSES:
Consulting fees	367,599	47,960	529,100	183,083
Compensation	98,875	818,730	3,377,527	988,669
Professional and legal fees	56,760	41,004	208,737	121,204
Investor relations	2,000	29,674	150,227	269,138
General and administrative	654,354	284,999	1,184,617	680,625

Operating expenses	1,179,588	1,222,367	5,450,208	2,242,719

LOSS FROM OPERATIONS	(653,697)	(1,147,014)	(4,890,479)	(2,013,702)

OTHER INCOME (EXPENSE):
Interest expense	(91,779)	(34,665)	(274,711)	(93,204)
Amortization of debt discounts	(530,267)	(92,151)	(1,322,297)	(311,626)
Gain on settlement of debt	-	5,632	-	5,632
Gain on change in fair value of investments	-	20,000	-	-
Gain (loss) on change in fair value of derivative liability	1,984,195	(98,507)	(1,617,074)	(31,236)
Loss on disposal of subsidiary	(54,798)	-	(54,798)	-

Other income (expense), net	1,307,351	(199,691)	(3,268,880)	(430,434)

INCOME (LOSS) BEFORE INCOME TAXES	653,654	(1,346,705)	(8,159,359)	(2,444,136)

Income taxes	-	-	-	-

NET INCOME (LOSS)	653,654	(1,346,705)	(8,159,359)	(2,444,136)

Loss (income) attributable to non-controlling interests	(33,898)	9,122	93,269	8,166

NET INCOME (LOSS) ATTRIBUTABLE TO SINGLEPOINT, INC. STOCKHOLDERS	$619,756	$(1,337,583)	$(8,066,090)	$(2,435,970)

Net loss per share - basic	$0.00	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic	1,623,777,941	1,162,754,224	1,445,069,147	1,120,363,206

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Nine Months Ended September 30, 2019 and Year Ended December 31, 2018
(Unaudited)

	Preferred Stock Par Value $0.0001		Common Stock Par Value $0.0001		Additional		Non-	Total
	Number of Shares	Amount	Number of Shares	Amount	paid-in Capital	Accumulated Deficit	controlling Interest	Stockholders' Deficit

Balance, December 31, 2018	50,950,000	$5,095	1,236,319,023	$123,632	$63,940,510	$(68,846,438)	$(89,163)	$(4,866,364)

Issuance of common shares for services			23,483,333	2,348	321,702			324,050
Issuance of common shares for services previously accrued			8,000,000	800	799,200			800,000
Issuance of common shares for acquisition			156,058,751	15,606	1,950,735			1,966,341
Issuance of common shares for principal and accrued interest on convertible notes			97,468,049	9,747	409,753			419,500
Issuance of preferred shares for services	10,000,000	1,000			3,099,000			3,100,000
Conversion of preferred shares	(6,750,000)	(675)	135,500,000	13,550	(12,875)			-
Settlement of derivative liability due to debt conversion					1,246,363			1,246,363
Disposal of subsidiary							109,153	109,153

Net loss						(8,066,090)	(93,269)	(8,159,359)

Balance, September 30, 2019	54,200,000	$5,420	1,656,829,156	$165,683	$71,754,388	$(76,912,528)	$(73,279)	$(5,060,316)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Nine Months Ended September 30, 2018
(Unaudited)

	Preferred Stock Par Value $0.0001		Common Stock Par Value $0.0001		Additional		Non-	Total
	Number of Shares	Amount	Number of Shares	Amount	paid-in Capital	Accumulated Deficit	controlling Interest	Stockholders' Deficit

Balance, December 31, 2017	47,750,000	$4,775	935,585,925	$93,559	$59,951,381	$(60,797,888)	$(31,804)	$(779,977)

Issuance of common shares for services			600,000	60	38,460			38,520
Issuance of common shares for acquisition			6,979,167	698	215,656			216,354
Issuance of common shares for principal and accrued interest on convertible notes			129,800,571	12,980	243,764			256,744
Issuance of preferred shares for services	1,000,000	100			709,900			710,000
Conversion of preferred shares	(3,800,000)	(380)	95,000,000	9,500	(9,120)			-
								-
Net loss						(2,435,970)	(8,166)	(2,444,136)

Balance, September 30, 2018	44,950,000	$4,495	1,167,965,663	$116,797	$61,150,041	$(63,233,858)	$(39,970)	$(2,002,495)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30, 2019	September 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Singlepoint, Inc. stockholders	$(8,066,090)	$(2,435,970)

Adjustments to reconcile net loss to net cash used in operating activities
Loss attributable to non-controlling interests	(93,269)	(8,166)
Loss on disposal of subsidiary	54,798	-
Common stock issued for services	324,050	38,520
Depreciation	-	3,547
Amortization of debt discounts	1,322,297	311,626
(Gain) loss on change in fair value of derivatives	1,617,074	31,236
(Gain) loss on debt settlement	-	(5,632)
Preferred stock issued for services	3,100,000	710,000
Changes in operating assets and liabilities:
Accounts receivable	(10,874)	(7,273)
Prepaid expenses	(32,607)	(9,243)
Inventory	(6,067)	37
Other assets	-	123
Accounts payable	(87,922)	(3,560)
Accrued expenses	566,407	154,054

NET CASH USED IN OPERATING ACTIVITIES	(1,312,203)	(1,220,701)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for investment	-	(15,000)
Cash paid for acquisition of subsidiaries	-	(170,000)

NET CASH USED IN INVESTING ACTIVITIES	-	(185,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes receivable - related party	-	4,225
Proceeds from advances from related party	138,445	508,054
Payments on advances to related party	(10,961)	-
Payments on notes payable and accrued interest	(90,000)	-
Proceeds from issuance of convertible notes	1,500,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,537,484	512,279

NET CHANGE IN CASH	225,281	(893,422)

Cash at beginning of period	68,781	915,078

Cash at end of period	$294,062	$21,656

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$52,648	$-
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for accrued interest	$-	$46,744
Common stock issued to acquire subsidiaries	$1,966,341	$216,354
Original issue discount from issuance of notes payable	$150,000	$-
Common stock issued for conversion of debt and accrued interest	$419,500	$210,000
Debt discount from derivative liability	$1,250,000	$-
Derivative liability settlements	$1,246,363	$-
Conversion of preferred stock to common stock	$13,550	$9,500
Issuance of common stock previously accrued	$800,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

History

Carbon Credits International Inc. (“CCII”), which was formed on October 15, 2007 as a Nevada corporation, was the result of a spin off from Carbon Credits Industries, Inc. (“CCI”), its former parent issuer, on October 17, 2007. On December 23, 2011, CCII entered into a merger agreement with Lifestyle Wireless, Inc. (“LWI”), a Washington Corporation, with CCII remaining as the surviving company. The effective date of the merger was January 10, 2012. On July 1, 2013, CCII changed its name to Singlepoint Inc. (“Singlepoint” or “the Company”).

On May 17, 2017, the Company acquired a 90% interest in Discount Garden Supply, Inc. (“DIGS”) for cash and common stock.

On October 11, 2017, the Company acquired a 51% interest in Jiffy Auto Glass, LLC (“JAG”) for cash and common stock. On July 26, 2019, a Statement of Dissolution was filed with the Colorado Secretary of State dissolving JAG (See Note 10).

On August 31, 2018, the Company acquired a 51% interest in ShieldSaver, LLC (“ShieldSaver”) for cash and common stock.

On May 14, 2019, the Company established a subsidiary, Singlepoint Direct Solar LLC (“SDS”), completing the acquisition of certain assets of Direct Solar LLC and AI Live Transfers LLC (See Note 3). The Company owns Fifty One Percent (51%) of the membership interests of SDS.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2019, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue in existence is dependent on the Company’s ability to develop the Company’s businesses and to achieve profitable operations. Since the Company does not anticipate achieving profitable operations and/or adequate cash flows in the near term, management will continue to pursue additional equity financing through private placements of the Company’s common stock.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2018 as disclosed in our Form 10-K filed with the Securities and Exchange Commission on April 5, 2019. The results of the nine months ended September 30, 2019 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2019.

Principles of Consolidation

The consolidated financial statements include the accounts of Singlepoint, DIGS and JAG as of September 30, 2019 and December 31, 2018 and for the nine months ended September 30, 2019 and 2018 (with JAG dissolved on July 26, 2019), the accounts of ShieldSaver as of September 30, 2019 and December 31, 2018 and for the nine months ended September 30, 2019 and the period from August 31, 2018 (acquisition date) through September 30, 2018, and the accounts of SDS as of September 30, 2019 and the period from May 14, 2019 through September 30, 2019. All significant intercompany transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of ninety days or less at the time of purchase to be cash equivalents. The Company maintains deposits in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had no deposits in excess of amounts insured by the FDIC as of September 30, 2019.

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

The following table summarizes the number of shares of common stock issuable pursuant to our convertible securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

Nine Months Ended
September 30,
2019

Series A Preferred Stock	1,355,000,000
Convertible notes	398,295,673
Warrants	10,000,000
Potentially dilutive securities	1,763,295,673

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

The Company’s derivative liabilities have been valued as Level 3 instruments.

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2018	$–	$–	$2,215,376	$2,215,376

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – September 30, 2019	$–	$–	$3,836,085	$3,836,085

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2018 and September 30, 2019:

Derivative Liability
Balance, December 31, 2018	2,215,376
Additions recognized as debt discount	1,250,000
Derivative liability settlements	(1,246,365)
Mark-to-market at September 30, 2019	1,617,074
Balance, September 30, 2019	$3,836,085

Net loss for the year included in earnings relating to the liabilities held at September 30, 2019	$1,617,074

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

There were various other accounting standards and interpretations issued recently, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows. Management has evaluated these new pronouncements through September 30, 2019.

NOTE 3 – INVESTMENTS, ACQUISITIONS AND GOODWILL

Investments

The Company records its investments using the cost method. If cost exceeds fair value, an impairment loss is recognized unless the impairment is considered temporary.

The Company had total investments of $60,000 as of September 30, 2019 and December 31, 2018, respectively.

2019 Asset Acquisition – Direct Solar LLC/ AI Live Transfers LLC

On May 14, 2019, the Company, via the formation of SDS, completed the acquisition of certain assets of Direct Solar LLC and AI Live Transfers LLC (the “Acquired Assets”). The Company owns Fifty One Percent (51%) of the membership interests of SDS. In connection with the acquisition of these assets the Company issued an aggregate of 156,058,751 shares of common stock. The Company agreed that it shall reinvest into SDS its portion of distributions of Net Cash Flow (as defined in the Operating Agreement of SDS), if any, up to Two Hundred and Fifty Thousand ($250,000) Dollars per quarter, up to a total of Seven Hundred and Fifty Thousand ($750,000) Dollars.

The total value of common stock issued for the purchase of the Acquired Assets was $1,966,340 on the issuance date and was allocated to goodwill based on the workforce acquired. The total purchase price for the Acquired Assets was allocated as follows:

Goodwill	$1,966,340
Current assets	-
Current liabilities	-
Total net assets acquired	$1,966,340
The purchase price consists of the following:
Cash	-
Common Stock	1,966,340
Total purchase price	$1,966,340

Total revenue of $951,430, net loss of $94,852, and contributed net loss of $48,375 after non-controlling interest related to SDS from the acquisition date of May 14, 2019 through September 30, 2019 is included in the Company’s accompanying condensed consolidated statement of operations.

Goodwill

The following table presents details of the Company’s goodwill as of September 30, 2018 and December 31, 2018:

Direct Solar/AI Live Assets
Balance at December 31, 2018:	-
Aggregate goodwill acquired	1,966,340
Impairment losses	-
Balance at September 30, 2019:	$1,966,340

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

Proforma Information (unaudited)

SDS

The following unaudited pro forma information presents the consolidated results of the Company’s operations and the results of the acquisition of the Acquired Assets as if the May 14, 2019 acquisition had been consummated on January 1, 2019. Such unaudited pro forma information is based on historical unaudited financial information with respect to the Acquired Assets acquisition and does not include operational or other charges which might have been affected by the Company. The unaudited pro forma information for the nine months ended September 30, 2019 presented below is for illustrative purposes only and is not necessarily indicative of the results which would have been achieved or results which may be achieved in the future:

Nine Months Ended September 30,
2019
Net revenue	$2,924,672
Net loss	$(8,216,037)

NOTE 4 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	September 30, 2019	December 31, 2018

Convertible note payable with an accredited investor dated October 31, 2017, with interest at 0%, due October 31, 2017, convertible at $0.007 per share. This note is currently in default.	10,500	10,500

Convertible note payable to investor (the “CVP Note”) dated October 10, 2017, with interest at 10%, an Original Issue Discount (“OID”) of $70,000, due October 6, 2019, convertible into shares of the Company’s common stock at a discount of 60% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 trading days prior to conversion. The CVP Note provides for additional tranches of a maximum of $3,970,000, which includes OID of 10%. The note includes a warrant to purchase 5,000,000 shares of the Company’s common stock at a price of $0.10 per share. The CVP Note is secured by substantially all assets of the Company. The investor converted a total of $294,500 of principal and accrued interest of this note into 67,924,982 shares of the Company’s common stock during the nine months ended September 30, 2019. Additionally, the Company repaid $40,000 of this note during the nine months ended September 30, 2019. This note is currently in default.

	244,426	547,749

Convertible note payable to investor (the “UAHC Note”) dated October 10, 2017, with interest at 10%, an OID of $70,000, due October 6, 2019, convertible into shares of the Company’s common stock at a discount of 60% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 trading days prior to conversion. The UAHC Note includes a warrant to purchase 5,000,000 shares of the Company’s common stock at a price of $0.10 per share. The UAHC Note is secured by substantially all assets of the Company. The investor converted a total of $125,000 of principal and accrued interest of this note into 29,543,067 shares of the Company’s common stock during the nine months ended September 30, 2019. Additionally, the Company repaid $50,000 of this note during the nine months ended September 30, 2019. This note is currently in default.

	619,490	670,000

Convertible note payable, to investor (the “Iliad Note”) dated November 5, 2018 totaling $500,000, plus OID of $50,000 and legal fees of $20,000. The Iliad Note bears interest at 10% and matures on November 5, 2020. Total available under note is $5,520,000, including $500,000 OID (and $20,000 in legal fees taken on first $500,000 tranche). The Iliad Note is convertible into shares of the Company’s common stock after 180 days at a discount of 35% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 trading days prior to conversion. The Company borrowed an additional $1,650,000 (including OID of $150,000) under this note during the nine months ended September 30, 2019. The Iliad Note is secured by substantially all assets of the Company.

	2,220,000	570,000

Total convertible notes payable	3,094,416	1,798,249
Less debt discounts	(1,219,098)	(1,141,396)
Convertible notes payable, net	1,875,318	656,853
Less current portion of convertible notes, net	(836,658)	(156,853)
Long-term convertible notes payable, net	$1,038,660	$500,000

Aggregate maturities of long-term debt as of September 30, 2019 are due in future years as follows:

2019	$836,658
2020	1,038,660

$1,875,318

JAG entered into a Funding Purchase Agreement on August 25, 2017, whereby JAG received proceeds of $100,000 with loan costs of $37,000, for a total loan of $137,000. This debt was refinanced in April 2018 for $65,000 under a credit agreement with another third-party, payable in weekly payments of approximately $800 through July 2019. The balance under this credit agreement was $39,499 and $52,989 as of September 30, 2019 and December 31, 2018 and is included in accrued expenses on the accompanying balance sheet. This note is currently in default.

Total amortization of debt discounts was $1,322,297 and $311,626 for the nine months ended September 30, 2019 and 2018, respectively. Accrued interest on the above notes payable totaled $148,822 and $96,100 as of September 30, 2019 and December 31, 2018, respectively. Interest expense for the above notes payable for the nine months ended September 30, 2019 and 2018 was $274,711 and $93,204, respectively.

NOTE 5 - DERIVATIVE LIABILITY

Derivative Liability- Debt

The fair value of the described embedded derivative on all convertible debt was valued at $3,836,085 and $2,215,376 at September 30, 2019 and December 31, 2018, respectively, which was determined using the Black Scholes Pricing Model with the following assumptions:

Dividend yield:	0%
Term	0.5 – 1.0 year
Volatility	114.3%–132.8%
Risk free rate:	1.75–2.63%

For the nine months ended September 30, 2019 and 2018, the Company adjusted the recorded fair value of the derivative liability on debt to market resulting in non-cash, non-operating loss of $1,617,074 and $31,236 for the nine months ended September 30, 2019 and 2018, respectively.

Note 2 contains a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2019.

NOTE 6 - STOCKHOLDERS’ DEFICIT

Class A Convertible Preferred Shares

As of September 30, 2019 and December 31, 2018, the Company had authorized 60,000,000 shares of Series A Convertible Preferred Stock (“Class A Stock”) with $0.0001 par value per share, of which 54,200,000 and 50,950,000 shares were issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.

Each share of Class A Stock is convertible at any time into 25 shares of common stock, totaling 1,355,000,000 shares of common stock assuming full conversion of all outstanding shares. No dividends are payable unless declared by the Board of Directors. Each share of Class A Stock votes with the shares of Common Stock and is entitled to 50 votes per share and ranks senior to all other classes of stock in liquidation in the amount of $1 per share.

On January 3, 2019, the Company issued 10,500,000, shares of common stock to a former director for the conversion of 1,750,000 shares of Class A Stock.

On May 23, 2019, the Company issued 100,000,000 shares of common stock to the Company’s CEO for the conversion of 4,000,000 shares of Class A Stock.

On May 31, 2019, the Company issued a total of 10,000,000 shares of Class A Stock to directors for compensation resulting in compensation expense of $3,100,000.

On July 22, 2019 and August 2, 2019, the Company issued an aggregate of 25,000,000 shares of common stock to a director of the Company for the conversion of an aggregate of 1,000,000 shares of Class A Stock.

Common Shares

As of September 30, 2019, the Company’s authorized common stock is 2,000,000,000 shares at $0.0001 par value per share. 1,656,829,156 and 1,236,319,023 shares were issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.

Shares issued during the nine months ended September 30, 2019

During the nine months ended September 30, 2019, the Company issued an aggregate of 97,468,049 shares of common stock to two investors for the conversion of a total of $419,500 of convertible debt and accrued interest.

On March 1, 2019, the Company issued an aggregate of 8,000,000 shares of common stock to a consultant for consulting services at a price of $0.10 per share. The fair value of these shares of $800,000 was included in accrued expenses as of December 31, 2018.

On May 16, 2019, the Company issued an aggregate of 156,058,751 shares related the acquisition of the Acquired Assets at a price of $0.0145 per share (See Note 3).

In August and September 2019, the Company issued an aggregate of 23,483,333 shares of common stock to consultants for services at prices ranging from $0.0130 to $0.0184 per share with an aggregate value of $324,050.

NOTE 7 - RELATED PARTY TRANSACTIONS

Accrued Officer Compensation

As of September 30, 2019 and December 31, 2018, a total of $525,411 and $349,000, respectively, was accrued for unpaid officer wages due the Company’s CEO and President under their respective employment agreements.

Other

As of September 30, 2019 and December 31, 2018, a total of $16,619 and $22,574 was due our CEO and our President and is included in accounts payable.

As of September 30, 2019 and December 31, 2018, a total of $2,892 was due the founder of DIGS and is included in accounts payable.

The Company’s CEO advanced the Company funds during 2019 and 2018, with a balance due of $705,000 and $585,000 respectfully, plus accrued interest of $74,910 and $18,030 as of September 30, 2019 and December 31, 2018, respectively. These balances accrue interest at 12% beginning on October 1, 2018, are unsecured and due on demand.

As of September 30, 2019 and December 31, 2018, a total of $18,222 and $10,738, respectively, was due to the founder of DIGS for advances to DIGS.

As of September 30, 2019 and December 31, 2018, a total of $32,020 was due to an entity owned by the founder of ShieldSaver for advances to ShieldSaver prior to the Company’s acquisition of ShieldSaver on August 31, 2018. The founder of ShieldSaver is also the founder of JAG and is a related party.

DIGS previously sub-leased space on a month-to-month basis from an entity controlled by the founder of DIGS. Total payments related to this sub-lease for the nine months ended September 30, 2019 and 2018 were $0 and $11,375, respectively.

See Note 6 for related party share issuances to a former director of the Company.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company leases approximately 1,400 square feet of office space at 2999 North 44th St, Phoenix, AZ 85018 at a monthly rent of $3,375.97. The lease term expired September 2019. The Company is currently renegotiating the terms of a new lease.

On July 2, 2019, the Company executed a lease agreement for an industrial building space in California for 24 months at base rent of $2,400 per month through June 30, 2021.

See the Company’s Form 10-K for the year ended December 31, 2018 for details on our executive’s employment agreements. There have been no changes to these agreements.

NOTE 9 - REVENUE CLASSES

Selected financial information for the Company’s operating revenue for disaggregated revenue purposes are as follows:

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2019	2018

Retail	$124,067	$136,317
Distribution	475,776	-
Services	1,570,280	744,840
Total	$2,170,123	$881,157

NOTE 10 – DISPOSAL OF SUBSIDIARY

On July 26, 2019 a Statement of Dissolution was filed with the Colorado Secretary of State dissolving JAG as a result of the Company’s strategic shift away from the glass installation services market. The dissolution resulted in a loss on disposal of subsidiary $54,798 and the elimination of JAG’s 49% non-controlling interest of $109,153 during the three months ended September 30, 2019.

NOTE 11 - SUBSEQUENT EVENTS

On October 7, 2019, the Company issued 12,254,902 shares of common stock to an investor for the conversion of $50,000 of convertible debt and accrued interest.

On October 9, 2019, the Company issued 3,500,000 shares of common stock to a consultant for consulting services at a price of $0.0143 per share. The value of these shares of $50,000 was included in accrued expenses as of September 30, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Singlepoint Inc. (hereinafter the “Company”, “Our”, “We” or “Us”) is a technology and acquisition company with a focus on acquiring companies that will benefit from the injection of growth capital and technology integration. Our portfolio companies include solar installation, mobile payments, ancillary cannabis services and blockchain solutions. We built our portfolio by acquiring an interest in undervalued companies, thereby providing a rich, diversified holding base. We acquire and work with key company management to grow successful candidate companies.

Plan of Operation

Our portfolio companies include solar installations, mobile payments, ancillary cannabis services and blockchain solutions. We have developed and released applications mainly in the mobile payments market. The Company has been able to place and develop programs directed towards providing business efficiencies to underserved markets such as the cannabis businesses. The Company has acquired a majority interest in companies as well as invested in others for equity.

Critical Accounting Policies

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended September 30, 2019.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the period ended September 30, 2019.

Results of Operations

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Comparison of the Three Months Ended September 30, 2019 with the Three Months Ended September 30, 2018

Revenue. For the three months ended September 30, 2019, we generated revenues of $1,050,374 as compared to $381,037 for the three months ended September 30, 2018. The increase of revenue was due primarily to the integration of SDS acquired on May 14, 2019.

Cost of Revenues. For the three months ended September 30, 2019 cost of revenue increased to $524,483 from $305,684 for the three months ended September 30, 2018. The increase was mainly due to the increase in revenue from subsidiaries acquired in August of 2018 and May 2019.

Consulting fees. For the three months ended September 30, 2019, consulting fees increased to $367,599 from $47,960 for the three months ended September 30, 2018, primarily due to non-cash common stock issued to consultants for services of approximately $324,000 in August and September of 2019.

Compensation. For the three months ended September 30, 2019, compensation decreased to $98,875 from $818,730 for the three months ended September 30, 2018, primarily due to non-cash preferred stock issued to an officer for services in September 2018.

Investor Relations. For the three months ended September 30, 2019, investor relations expense decreased to $2,000 from $29,674 for the three months ended September 30, 2018, primarily as a result of decreased use of investor relations consultants.

General and Administrative Expenses. Our general and administrative expenses increased to $654,354 for the three months ended September 30, 2019 from $284,999 for the three months ended September 30, 2018. The increase was primarily a result of additional costs related to our newly acquired subsidiaries, our new office, marketing, insurance and travel.

Other Income (Expense). For the three months ended September 30, 2019, other income, net was $1,307,351, compared to other expense, net of $199,691 for the three months ended September 30, 2018. The increase in other expense was primarily due to the $1,984,195 gain on change in fair value of derivative liability during the three months ended September 30, 2019.

Net Income (Loss). The Company’s net income attributable to Singlepoint shareholders was $619,756 compared to a net loss of $1,337,583 for the three months ended September 30, 2019 and 2018, respectively. The increase in net income was mainly due to the increase in revenue, as well as the $1,984,195 gain on change in fair value of derivative liability during the three months ended September 30, 2019.

Comparison of the Nine Months Ended September 30, 2019 with the Nine Months Ended September 30, 2018

Revenue. For the nine months ended September 30, 2019, we generated revenues of $2,170,123 as compared to $881,157 for the nine months ended September 30, 2018. The increase in revenue was due primarily to the integration of SDS acquired on May 14, 2019.

Cost of Revenues. For the nine months ended September 30, 2019 cost of revenue increased to $1,610,394 from $652,140 for the nine months ended September 30, 2018. The increase was mainly due to the increase in revenue in SDS acquired on May 14, 2019.

Consulting fees. For the nine months ended September 30, 2019, consulting fees increased to $529,100 from $183,083 for the nine months ended September 30, 2018, primarily due to common stock issued to consultants for services of approximately $324,000 in August and September of 2019.

Compensation. For the nine months ended September 30, 2019, compensation increased to $3,377,527 from $988,669 for the nine months ended September 30, 2018, primarily due to preferred stock issued to officers for services in May 2019.

Professional and Legal Fees. For the nine months ended September 30, 2019, professional and legal fees increased to $208,737 from $121,204 for the nine months ended September 30, 2018, primarily due to increased costs related to our becoming fully reporting with the SEC.

Investor Relations. For the nine months ended September 30, 2019, investor relations expense decreased to $150,227 from $269,138 for the nine months ended September 30, 2018, primarily as a result of decreased use of investor relations consultants.

General and Administrative Expenses. Our general and administrative expenses increased to $1,184,617 for the nine months ended September 30, 2019 from $680,625 for the nine months ended September 30, 2018. The increase was primarily a result of additional costs related to our newly acquired subsidiaries, our new office, marketing, insurance and travel.

Other Income (Expense). For the nine months ended September 30, 2019, other expense, net was $3,268,880, compared to $430,434 for the nine months ended September 30, 2018. The increase in other expense was due primarily to the increase in interest expense and amortization of debt discounts as a result of our increase in convertible notes payable and the $1,617,074 loss on change in fair value of derivative liability during the nine months ended September 30, 2019.

Net Loss attributable to Singlepoint Shareholders. The Company’s net loss was $8,066,090 and $2,435,970 for the nine months ended September 30, 2019 and 2018, respectively. The increase in net loss was mainly due to the increases in compensation, general and administrative expenses, interest expense, amortization of debt discounts, as well as the $1,617,074 loss on change in fair value of derivative liability during the nine months ended September 30, 2019.

Liquidity and Capital Resources

We are an early stage company and have generated insufficient revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

The Company had $294,062 in cash as of September 30, 2019. The Company has negative working capital of approximately $6.0 million, and total stockholders’ deficit of approximately $5.1 million as of September 30, 2019. As of September 30, 2019, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to maintain profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

To continue operations for the next 12 months we will have a cash need of approximately $2.5 million. Should we not be able to fulfill our cash needs through the increase of revenue we will need to raise money through outside investors through convertible notes, debt or similar instrument(s), including but not limited to the current outstanding convertible notes. Except as mentioned above, the Company has no committed external source of funds, and there is no guarantee we would be able to raise such funds. The Company plans to pay off current liabilities through sales and increasing revenue through sales of Company services and or products, or through financing activities as mentioned above.

Operating Activities

Cash flow used in operating activities – Net cash used in operating activities was $1,312,203 for the nine months ended September 30, 2019 primarily as a result of our net loss attributable to Singlepoint shareholders of $8,066,090, partially offset by non-cash debt discount amortization expense of $1,322,297, shares of preferred stock issued for services of $3,100,000, and non-cash loss of $1,617,074 related to loss on change in fair value of derivatives. Net cash used in operating activities for the nine months ended September 30, 2018 was $1,220,701, primarily as a result of our net loss attributable to Singlepoint shareholders of $2,435,970, partially offset by non-cash common stock issued for services of $38,520 and non-cash debt discount amortization expense of $311,626, shares of preferred stock issued for services expense of $710,000, and an increase in accrued expenses of $154,054.

Investing Activities

Cash flow used in investing activities – There was no cash used or provided by investing activities for the nine months ended September 30, 2019. For the nine months ended September 30, 2018, our investing activities used cash of $185,000 primarily due to our investment in a Shield Saver.

Financing Activities

Cash flow from financing activities – During the nine months ended September 30, 2019, our financing activities provided cash of $1,537,484, primarily from $1,500,000 of proceeds from convertible notes during the period. During the nine months ended September 30, 2018, our financing activities provided cash of $512,297, primarily from advances from a related party.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

During the nine months ended September 30, 2019, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. Based on that evaluation, our management, including our President and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2019 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

Based on our evaluation under the framework described above, our management concluded that we had “material weaknesses” (as such term is defined below) in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

1)	lack of a functioning audit committee on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures; and

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2019, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor its property is a party to any pending legal proceeding.

Item 1A. Risk Factors

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2019, the Company issued 12,254,902 shares of common stock to an investor for the conversion of $50,000 of convertible debt and accrued interest.

In August and September 2019, the Company issued an aggregate of 23,483,333 shares of common stock to consultants for services at prices ranging from $0.0130 to $0.0184 per share with an aggregate value of $324,050.

In issuing the securities set forth above, we relied on the registration exemption provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Name of Exhibit
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

____________

(1)	Filed herewith. In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

SINGLEPOINT INC.

Dated: November 12, 2019	By:	/s/ Gregory P. Lambrecht
Gregory P. Lambrecht
Chief Executive Officer, Chief Financial Officer, Director

