Form 10-K
period 2019-12-31
SinglePoint Inc.
filed 2020-03-31
CIK 1443611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of the common equity, as of the last business day of the registrants most recently completed second fiscal quarter was $25,452,670.

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2020, the Company had 1,740,314,333 outstanding shares of its common stock, par value $0.0001.

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933 that involve risks and uncertainties. Forward-looking statements convey our current expectations or forecasts of future events. All statements contained in this Annual Report other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words "may," "continue," "estimate," "intend," "plan," "will," "believe," "project," "expect," "seek," "anticipate," "should," "could," "would," "potential," or the negative of those terms and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. All of these forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. Actual results could differ from those projected in these forward-looking statements as a result of many factors, including those identified in "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere. We urge you to review and consider the various disclosures made by us in this report, and those detailed from time to time in our filings with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect our future results. Factors that could cause actual results to differ materially include, among others, our ability to make good decisions about the deployment of capital, our substantial capital requirements and absence of liquidity, competition, our inability to obtain maximum value for our holdings, our ability to attract and retain qualified employees, our ability to execute our strategy, market valuations in sectors in which we operate, our need to manage our assets, and risks associated with our assets and their performance, including the fact that most have a limited history and a history of operating losses, face intense competition and may never be profitable, the effect of economic conditions in the business sectors in which our partner companies operate, compliance with government regulation and legal liabilities, all of which are discussed in Item 1A. Risk Factors.” Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

2

PART I

Item 1. Business

Beginning in fiscal year 2014, Singlepoint Inc. (the “Company” or “We”) made a strategic decision to transition from a technology-based solutions provider to an acquisition and development partner. We have provided and continue to provide expertise to fuel the growth of technology-driven businesses and emerging growth opportunities in consumer products and most recently solar. We typically acquire a significant equity stake in these business units. In many, but not all cases, we will also be actively involved, influencing development through board representation and management support, in addition to the influence we exert through our equity ownership. We also hold relatively small equity interests in other enterprises where we do not exert significant influence and do not participate in management activities. In some cases, these interests relate to former businesses we invested in. We are focused on supporting our existing businesses and maximizing monetization opportunities to return value to shareholders. We are committed to looking for additional opportunities that we believe have the potential to add additional value. We are and will consider initiatives including, among others: the sale of individual business segments, the sale of certain or all business interests in secondary market transactions, or a combination thereof, as well as other opportunities to maximize shareholder value. We look to acquire businesses and build brands based on technology solutions we believe will increase efficiencies across various markets. We strive to create long-term value for our shareholders by helping our partner companies to increase their market penetration, grow revenue and improve cash flow.

In May 2019 the Company bought 51% of Direct Solar America (as defined below) a solar brokerage company headquartered in Phoenix, Arizona. Direct Solar America currently works with homeowners to define the best solar installation provider and financer for their particular need. The unique brokerage model is scalable nationally and in its first 10 months of operation has expanded into multiple states and is expected to continue expanding into additional markets. In connection with this acquisition the Company has issued an aggregate value of approximately $2,000,000 in common stock and has committed to additional cash capital for business expansion upon business milestone goal achievements. In addition to the multistate expansion of the residential solar brokerage model, Direct Solar America post acquisition, has identified market opportunities related to small and medium commercial solar projects and has committed staff and resources adding to its core business competencies to pursue these types of underserved commercial solar opportunities. The majority of the targeted projects are comprised of commercial buildings, schools, parking lot structures looking for solar based solutions that offset and reduce traditional energy consumption through a green solution that saves them money while reducing their impact on the planet.

Our Core Businesses

Singlepoint Direct Solar, LLC (“Direct Solar America”)

In May 2019 the Company formed Direct Solar America, and owns fifty one percent of the membership interests. Direct Solar America is a solar brokerage company headquartered in Phoenix, Arizona that currently works with homeowners to define the best solar installation provider and financer for their particular need in multiple cities around the United States. We believe the unique brokerage model is scalable nationally and in its first 10 months of operation has expanded into multiple states and is expected to continue expanding into additional markets. In addition to the multistate expansion of the residential solar brokerage model, Direct Solar America has identified market opportunities related to small and medium commercial solar projects and has committed staff and resources, adding to its core business competencies to pursue these types of underserved commercial solar opportunities. The majority of the targeted projects are comprised of commercial buildings, schools, parking lot structures looking for solar based solutions that offset and reduce traditional energy consumption through a green solution that saves them money while reducing their impact on the planet.

Hemp

Our Hemp business segment is initially focused on national retail distribution for our proprietary in-house or exclusive Hemp Cigarette Brands and non-cannibalistic private label products from other CBD manufactures.

Mobile Web Credit Card Gateway – Pay by Text

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

ShieldSaver, LLC (“ShieldSaver”)

The Company owns fifty one percent (51%) of the outstanding interests of ShieldSaver, LLC. ShieldSaver is a technology focused automotive company working to efficiently track records of vehicle repairs. They pair shops with potential customer via proprietary technology. The ShieldSaver technology solution drives B2B leads and conversion to sales of windshield repair and replacement. The ShieldSaver technology is designed to increase efficiency by quickly delivering a vehicle specific quote for windshield replacement and delivering those leads to local installers looking to expand and grow their business. ShieldSaver has relationships with large parking lot management companies at airports and other locations around the United States to obtain the data needed to operate.

SingleSeed, Inc. (“SingleSeed”)

SingleSeed is an online business providing hemp-based products to consumers. In addition to the hemp-based products sold via ecommerce, the business has relationships to resell services such as internet marketing, payment processing and website design. SingleSeed is solely dedicated to providing professional services to the underserved cannabis and hemp-based markets, none of our professional services in the cannabis industry require us to touch the plant.

The online storefront provides an online purchasing point and an additional place for vendors to sell their products. When SingleSeed receives an order, the product is shipped directly to the purchaser from the manufacturer. This eliminates SingleSeed having to purchase or hold any inventory.

Discount Indoor Garden Supplies, Inc. (“DIGS”)

DIGS is a California-based supplier of cultivation equipment and fulfills orders nationwide. They provide hydroponic supplies and nutrients to commercial and individual farmers. DIGS has an online store, and sells nutrients, lights, HVAC systems, among other products to individuals that are interested in horticulture. They also fulfill and distribute products to business and stores in the southern California market.

Item 1A. Risk Factors.

Risks Related to Our Business

Our businesses may be materially adversely affected by the recent coronavirus (COVID-19) outbreak or the related market decline and volatility.

On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The significant outbreak of COVID-19 has resulted in a widespread health crisis that is adversely affecting the economies and financial markets worldwide, including the businesses which we operate and own a percentage of. The recent market decline and volatility in connection with the COVID-19 pandemic could also materially and adversely affect any future potential acquisitions. Furthermore, with restrictions on travel, the limited ability to have meetings with personnel, vendors and services providers are expected to have an adverse effect on our businesses. The extent to which COVID-19 impacts our businesses will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our operations may be materially adversely affected.

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

The solar industry faces imports from many different regions of the world and relies on incentives

Although there is the ability to import from all over the world, solar is mainly imported from China and similar areas. With ongoing political climate and ever-changing tariffs these issues could lead to increased price or slower production. In addition, the government could decide to decrease federal rebates which would price consumers out of the solar market unless tariffs on PV (photovoltaics) were removed to offset the cost of solar. Sales in the solar industry also currently relies on in home consultations. Given the recent COVID-19 pandemic people are social distancing which may lead to a decrease in sales.

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

There is substantial doubt about our ability to continue as a going concern

We have not generated any profit from combined operations since our inception. We expect that our operating expenses will increase over the next twelve months to continue our development activities. Based on our average monthly expenses and current burn rate, we estimate that our cash on hand as of December 31, 2019 will not sufficiently support our operation for the next twelve months. We do not expect to raise capital through debt financing from traditional lending sources since we are not currently generating a profit from operations. Therefore, we only expect to raise money through equity financing via the sale of our common stock or equity-linked securities such as convertible debt. If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. If we are unsuccessful in raising additional financing, we may need to curtail, discontinue or cease operations.

Risks Related to Employee Matters and Managing Growth

Our future success depends on our ability to retain our chief executive officer and other key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on Gregory Lambrecht, our Chief Executive Officer, William Ralston, our President, as well as the other principal members of our management team. Although we have entered into employment agreements with Mr. Lambrecht and Mr. Ralston providing for certain benefits, including severance in the event of a termination without cause, these agreements do not prevent them from terminating their employment with us at any time. We do not maintain "key person" insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives. The unexpected loss of the services of one or more of our directors or executive officers and/or advisors including due to disease (such as COVID-19), disability or death, could have a detrimental effect on us.

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

Our common stock may become subject to the SEC's penny stock rules, which may make it difficult for broker-dealers to complete customer transactions and could adversely affect trading activity in our securities.

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock may be less than $5.00 per share for some period of time and therefore would be a "penny stock" according to SEC rules, unless we are listed on a national securities exchange. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;
•	receive the purchaser's prior written agreement to the transaction;
•

provide the purchaser with risk disclosure documents which identify certain risks associated with investing in "penny stocks" and which describe the market for these "penny stocks" as well as a purchaser's legal remedies; and

•

obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a "penny stock" can be completed.

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

Many of these factors are beyond our control. The stock markets in general, and the market for FinTech (financial technology) and blockchain companies in particular, have historically experienced extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors could reduce the market price of our common stock, regardless of our actual operating performance.

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

We have never paid cash dividends on any of our capital stock and we currently intend to retain future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be our common stockholders' sole source of gain for the foreseeable future. Under the terms of our existing Articles of Incorporation, we cannot declare, pay or set aside any dividends on shares of any class or series of our capital stock, other than dividends on shares of common stock payable in shares of common stock, unless we pay dividends to the holders of our preferred stock. Additionally, without special stockholder and board approvals, we cannot currently pay or declare dividends and will be limited in our ability to do so until such time, if ever, that we are listed on a stock exchange.

Our executive officers and directors have the ability to control all matters submitted to stockholders for approval.

Our executive officers and directors hold collectively 51,200,000 shares of our Class A Convertible Preferred Stock (each share votes as the equivalent of 50 shares of common stock on all matters submitted for a vote by the common stockholders), and as such, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act collectively, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Item 2. Properties.

Currently the Company leases approximately 1,400 square feet of office space at 2999 North 44th Street, Phoenix Arizona 85018 at a monthly rent of $3,375.97 through January 31, 2023 at a monthly base rent of $3,618, increasing to $3,688 and $3,758 per month during the second and third year of the lease, respectively.

On July 2, 2019, the Company executed a lease agreement for an industrial building space in California for 24 months at base rent of $2,400 per month through June 30, 2021.

Item 3. Legal Proceedings.

Neither the Company nor its property is a party to any pending legal proceeding.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Quarterly period	High	Low
Fiscal year ended December 31, 2019:
First Quarter	$0.0208	$0.0195
Second Quarter	$0.0220	$0.0187
Third Quarter	$0.0117	$0.0112
Fourth Quarter	$0.0079	$0.0072

Fiscal year ended December 31, 2018:
First Quarter	$0.1094	$0.0291
Second Quarter	$0.0680	$0.0235
Third Quarter	$0.0520	$0.0255
Fourth Quarter	$0.0400	$0.0106

Holders

As of December 31, 2019, there were 1,698,279,820 shares of common stock outstanding, which were held by approximately 185 record holders. In addition, there were 54,200,000 shares of our Class A Convertible Preferred Stock outstanding, which were held by six record holders.

Dividends

We have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended December 31, 2019, the Company sold the following securities (which have not been included in a Quarterly Report on Form 10Q or in a Current Report on Form 8-K) that were not registered under the Securities Act:

During the three months ended December 31, 2019, the Company issued an aggregate of 37,950,664 shares of common stock to an investor for the conversion of a total of $150,000 of convertible debt and accrued interest.

Securities authorized for issuance under equity compensation plans

Information about our equity compensation plans is incorporated herein by reference to Item 11 of Part III of this Annual Report on Form 10-K.

Item 6. Selected Financial Data.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Plan of Operation

We are a technology and acquisition company with a focus on acquiring companies that will benefit from the injection of growth capital and technology integration. Our portfolio companies include payments, hemp manufacturing and renewable energy solutions. Additionally, the Company has acquired a majority stake in four companies and a minority stake in three others. The Company is looking to tap into markets with exponential growth opportunities such as payments, hemp and renewables.

Results from Operations – For the year ended December 31, 2019 as compared to December 31, 2018.

Net Revenue

For the years ended December 31, 2019 and 2018, the Company had total sales of $3,343,833 and $1,154,671, respectively. The increase of $2,189,162 in revenues was due primarily to the integration of Singlepoint Direct Solar, LLC acquired on May 14, 2019.

Cost of Revenue

Cost of revenue increased from $886,872 for the year ending December 31, 2018 to $2,353,056 for the year ended December 31, 2019, an increase of $1,466,184. This increase was due primarily to the increased revenues from our newly integrated subsidiary Singlepoint Direct Solar, LLC.

Gross Profit

As a result of the foregoing, our gross profit was $990,777 for the year ended December 31, 2019, compared with $267,799, for the year ended December 31, 2018. The increase in our overall gross profit was primarily a result of the newly integrated subsidiary Singlepoint Direct Solar, LLC.

Operating Expenses

Total operating expenses increased from $6,031,128 in 2018 to $6,455,236 in 2019, an increase of $424,108. The increase was primarily due to an increase in general and administrative expense of $1,739,965 due primarily a result of additional costs related to our newly acquired subsidiaries, our new office, marketing, insurance and travel. We had a decrease in consulting fees of $449,729 in the year ended December 31, 2019 from the year ending December 31, 2018, primarily from the issuance of common stock for services to consultants with a value of $800,000 in 2018. Professional and legal fees increased $68,868 for the year ending December 31, 2019, as compared to year ending December 31, 2018, primarily due to increased audit and legal expenses as a result of the Company becoming fully reporting with the SEC. Investor relations expense decreased from $340,188 for the year ending December 31, 2018, as compared to $168,177 for the year ending December 31, 2019, a decrease of $172,011, due primarily as a result of decrease use of investor relations consultants. For the year ending December 31, 2018, we incurred an impairment of goodwill of $762,985 related to the reduction in goodwill resulting from the purchase of JAG and ShieldSaver. For the year ending December 31, 2019 we did not incur any impairment of goodwill.

Other Expense

Other expense increased from $2,342,580 in 2018 to $2,604,274 in 2019 due primarily to the increase in interest expense and amortization of debt discounts as a result of our increase in convertible notes payable during the year ended December 31, 2019.

Net Loss

For the year ended December 31, 2018 the Company had a net loss of approximately $8,105,909 compared to a net loss of approximately $8,068,733 for the year ended December 31, 2019, a decrease in net loss of $37,176. The decrease in net loss is primarily a result of increased revenue and gross profit during the year ended December 31, 2019.

Liquidity and Capital Resources

As of December 31, 2019, the Company had $2,421,717 in total assets, including $110,128 in cash, $49,228 of accounts receivable, $24,427 in prepaid expenses, $74,663 in inventory, and non-current assets of $2,163,271 related to property, investments and goodwill. The Company had negative working capital of $6,573,930 as of December 31, 2019.

As of December 31, 2019, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to achieve profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

To continue operations for the next 12 months we will have a cash need of approximately $1.5 million. Should we not be able to fulfill our cash needs through the increase of revenue we will need to raise money through outside investors through convertible notes, debt or similar instrument(s), including but not limited to the additional tranches available under the convertible notes with Iliad (Iliad Research and Trading, LP), CVP (Chicago Venture Partner, LP) and UAHC (UAHC Ventures, LLC) and GS Capital Partners. The Company plans to pay off current liabilities through sales and increasing revenue through sales of Company services and or products, or through financing activities as mentioned above, although there is no guarantee that the Company will ultimately do so.

Advances from Officer

The Company’s CEO advanced the Company funds during 2019 and 2018, with a balance due of $735,000 and $585,000 respectfully, plus accrued interest of $96,273 and $18,030 as of December 31, 2019 and 2018, respectively. These balances accrue interest at 12% beginning October 1, 2018, are unsecured and due on demand.

Our cash flows for the year ended December 31, 2019 and 2018 are summarized below:

	Year Ending December 31, 2019	Year Ending December 31, 2018
Net cash used in operating activities	$(1,787,690)	$(1,640,428)
Net cash used in investing activities	$-	$(210,000)
Net cash provided by financing activities	$1,829,037	$1,004,131
Net Change in Cash	$41,347	$(846,297)
Cash at beginning of year	$68,781	$915,078
Cash at end of year	$110,128	$68,781

Net Cash Used in Operating Activities

For the year ended December 31, 2019, $1,787,690 net cash was used in operating activities due primarily from our net loss of $8,068,733, partially offset by non-cash charges, including preferred stock issued for services of $3,100,000, common stock issued for services of $1,174,050, and amortization of loan costs of $1,662,068. For the year ended December 31, 2018, $1,640,428 net cash used in operating activities was primarily attributable to the additional costs of the companies we acquired as well as an increase in SEO marketing during the year.

Net Cash Used in Investing Activities

We had no net cash used in investing activities in the year ended December 31, 2019 as compared to $210,000 for the year ended December 31, 2018, as a result of the cash paid for investments and acquisition of subsidiaries in 2018.

Net Cash Provided by Financing Activities

For the year ended December 31, 2019, net cash provided by financing activities was $1,829,037 as compared to $1,004,131 for the year ended December 31, 2018. The increase was primarily due to an increase in proceeds from the issuance of convertible notes.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Singlepoint Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Singlepoint Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

March 31, 2020

We have served as the Company’s auditor since 2017.

SINGLEPOINT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash	$110,128	$68,781
Accounts receivable	49,228	5,979
Prepaid expenses	24,427	8,938
Inventory	74,663	157

Total Current Assets	258,446	83,855

NON-CURRENT ASSETS:
Property, net (Note 5)	136,931	-
Investment, at cost (Note 3)	60,000	60,000
Goodwill (Note 3)	1,966,340	-
Total Assets	$2,421,717	$143,855

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
CURRENT LIABILITIES:
Accounts payable, including related party (Note 8)	$167,939	$146,635
Accrued expenses, including accrued officer salaries (Note8)	843,136	1,345,567
Current portion of convertible notes payable, net of debt discount (Note 4)	2,070,898	156,853
Capital lease obligations, current portion (Note 5)	58,738	-
Advances from related party (Note 8)	878,515	645,788
Derivative liability	2,813,150	2,215,376
Total Current Liabilities	6,832,376	4,510,219

LONG-TERM LIABILITIES:
Convertible notes payable, net of current portion (Note 4)	-	500,000
Capital lease obligations, net of current portion (Note 5)	98,881	-

Total Liabilities	6,931,257	5,010,219

Commitments and Contingencies (Note 9)

STOCKHOLDERS' DEFICIT

Undesignated preferred stock, par value $0.0001; 40,000,000 shares authorized; no shares issued and outstanding	-	-

Class A convertible preferred stock, par value $0.0001; 60,000,000 shares authorized; 54,200,000 and 50,950,000 shares issued and outstanding
as of December 31, 2019 and 2018, respectively	5,420	5,095

Common stock, par value $0.0001; 5,000,000,000 shares authorized;
1,698,279,820 and 1,236,319,023 shares issued and outstanding
as of December 31, 2019 and 2018, respectively	169,828	123,632

Additional paid-in capital	72,210,393	63,940,510
Accumulated deficit	(76,752,170)	(68,846,438)
Total Singlepoint Inc. stockholders' deficit	(4,366,529)	(4,777,201)
Non-controlling interest	(143,011)	(89,163)
Total Stockholders' Deficit	(4,509,540)	(4,866,364)
Total Liabilities and Stockholders' Deficit	$2,421,717	$143,855

The accompanying notes are an integral part of these consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2019	December 31, 2018

REVENUE	$3,343,833	$1,154,671

Cost of Revenue	2,353,056	886,872

Gross profit	990,777	267,799

OPERATING EXPENSES:
Consulting fees	583,350	1,033,079
Professional and legal fees	293,269	224,401
Investor relations	168,177	340,188
General and administrative	5,410,440	3,670,475
Impairment of goodwill	-	762,985

Operating expenses	6,455,236	6,031,128

LOSS FROM OPERATIONS	(5,464,459)	(5,763,329)

OTHER INCOME (EXPENSE):
Interest expense	(393,611)	(158,860)
Amortization of debt discounts	(1,662,068)	(650,672)
Loss on change in fair value of investments	-	(346,000)
Loss on change in fair value of derivative liability	(604,289)	(1,187,048)
Gain on disposal of subsidiary	55,694	-

Other income (expense)	(2,604,274)	(2,342,580)

LOSS BEFORE INCOME TAXES	(8,068,733)	(8,105,909)

Income taxes	-	-

NET LOSS	(8,068,733)	(8,105,909)

Loss attributable to non-controlling interests	163,001	57,359

NET LOSS ATTRIBUTABLE TO SINGLEPOINT INC. STOCKHOLDERS	$(7,905,732)	$(8,048,550)

Net loss per share - basic	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic	1,504,104,112	1,135,490,624

The accompanying notes are an integral part of these consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2019 and 2018

	Preferred Stock Par Value $0.0001 Number of		Common Stock Par Value $0.0001 Number of		Additional paid-in	Accumulated	Non- controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, December 31, 2017	47,750,000	$4,775	935,585,925	$93,559	$59,951,381	$(60,797,888)	$(31,804)	$(779,977)

Issuance of common shares for services			600,000	60	38,460			38,520
Issuance of common shares for acquisition			6,979,167	698	215,656			216,354
Issuance of common shares for principal and accrued interest on convertible notes			198,153,931	19,815	733,673			753,488
Issuance of preferred shares for services	7,000,000	700			2,494,300			2,495,000
Conversion of preferred shares	(3,800,000)	(380)	95,000,000	9,500	(9,120)			-
Warrants issued with convertible notes payable								-
Resolution of derivative liability due to debt conversion					516,160			516,160
								-
Net loss						(8,048,550)	(57,359)	(8,105,909)

Balance, December 31, 2018	50,950,000	$5,095	1,236,319,023	$123,632	$63,940,510	$(68,846,438)	$(89,163)	$(4,866,364)

Issuance of common shares for services			26,983,333	2,698	371,352			374,050
Issuance of common shares for services previously accrued			8,000,000	800	799,200			800,000
Issuance of common shares for acquisition			156,058,751	15,606	1,950,735			1,966,341
Issuance of common shares for principal and accrued interest on convertible notes			135,418,713	13,542	555,958			569,500
Issuance of preferred shares for services	10,000,000	1,000			3,099,000			3,100,000
Conversion of preferred shares	(6,750,000)	(675)	135,500,000	13,550	(12,875)			-
Settlement of derivative liability due to debt conversion					1,506,513			1,506,513
Disposal of subsidiary							109,153	109,153

Net loss						(7,905,732)	(163,001)	(8,068,733)

Balance, December 31, 2019	54,200,000	$5,420	1,698,279,820	$169,828	$72,210,393	$(76,752,170)	$(143,011)	$(4,509,540)

The accompanying notes are an integral part of these consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Years Ended
	December 31, 2019	December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Singlepoint, Inc. stockholders	$(7,905,732)	$(8,048,550)

Adjustments to reconcile net loss to net cash used in operating activities
Loss attributable to non-controlling interests	(163,001)	(57,359)
Gain on disposal of subsidiary	(55,694)	-
Common stock issued for services	1,174,050	38,520
Changes in fair value of investments	-	346,000
Depreciation	44,762	3,547
Amortization of debt discounts	1,662,068	650,672
(Gain) loss on change in fair value of derivatives	604,289	1,187,048
(Gain) loss on debt settlement	-	(5,632)
Preferred stock issued for services	3,100,000	2,495,000
Changes in operating assets and liabilities:
Accounts receivable	(43,249)	(5,979)
Prepaid expenses	(15,489)	(8,553)
Inventory	(74,506)	15,198
Other assets	-	123
Accounts payable	21,304	4,240
Accrued expenses	(136,492)	982,312

NET CASH USED IN OPERATING ACTIVITIES	(1,787,690)	(1,640,428)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for investment	-	(60,000)
Cash paid for acquisition of subsidiaries	-	(150,000)

NET CASH USED IN INVESTING ACTIVITIES	-	(210,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes receivable - related party	-	4,225
Proceeds from advances from related party	168,445	560,000
Payments on advances to related party	(13,961)	(35,094)
Payments on notes payable to related party	-	(25,000)
Payments on convertible notes payable	(37,352)	-
Payments on capital lease obligations	(38,095)	-
Proceeds from issuance of convertible notes	1,750,000	500,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,829,037	1,004,131

NET CHANGE IN CASH	41,347	(846,297)

Cash at beginning of period	68,781	915,078

Cash at end of period	$110,128	$68,781

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$52,648	$-
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for accrued interest	$108,828	$171,237
Common stock issued to acquire subsidiaries	$1,966,341	$216,354
Original issue discount from issuance of notes payable	$175,000	$70,000
Common stock issued for conversion of debt and accrued interest	$569,500	$582,251
Recognition of debt discount attributable to derivative liability	$1,500,000	$1,219,714
Derivative liability settlements	$1,506,513	$516,160
Conversion of preferred stock to common stock	$13,550	$9,500
Issuance of common stock previously accrued	$800,000	$-
Derivative liability recognized from convertible debt	$1,954,759	$3,306,671
Day one recognition of ROU asset and lease liability	$181,692	$-

The accompanying notes are an integral part of these consolidated financial statements.

SINGLEPOINT INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Corporate History

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

Business

The Company looks to acquire businesses and build brands based on technology solutions we believe will increase efficiencies across various markets. We strive to create long-term value for our shareholders by helping our partner companies to increase their market penetration, grow revenue and improve cash flow. We currently have three subsidiaries, Singlepoint Direct Solar LLC (“SDS”, 51% interest), Discount Garden Supply, Inc. (“DIGS”, 90% interest), and ShieldSaver, LLC (“ShieldSaver”, 51% interest).

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2019, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Singlepoint, DIGS and JAG as of December 31, 2019 and 2018 and for the years ended December 31, 2019 and 2018 (with JAG dissolved on July 26, 2019), the accounts of ShieldSaver as of December 31, 2019 and 2018 and for the years ended December 31, 2019 and the period from August 31, 2018 (acquisition date) through September 30, 2018, and the accounts of SDS as of December 31, 2019 and the period from May 14, 2019 through December 31, 2019. All significant intercompany transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of ninety days or less at the time of purchase to be cash equivalents. The Company maintains deposits in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had no deposits in excess of amounts insured by the FDIC as of December 31, 2019.

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

The following table summarizes the number of shares of common stock issuable pursuant to our convertible securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018

Series A Preferred Stock	1,355,000,000	1,273,750,000
Convertible notes	603,436,155	281,787,716
Warrants	10,000,000	10,000,000
Potentially dilutive securities	1,968,436,155	1,565,537,716

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

The Company’s derivative liabilities have been valued as Level 3 instruments.

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2018	$–	$–	$2,215,376	$2,215,376

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2019	$–	$–	$2,813,150	$2,813,150

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2018 and December 31, 2019:

Derivative Liability
Balance, December 31, 2018	2,215,376
Additions recognized as debt discount	1,500,000
Derivative liability settlements	(1,506,515)
Mark-to-market at December 31, 2019	604,289
Balance, December 31, 2019	$2,813,150

Net loss for the year included in earnings relating to the liabilities held at December 31, 2019	$604,289

Recently Issued Accounting Pronouncements

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement are dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease are disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard was effective for our interim and annual periods beginning January 1, 2019 and was applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We adopted this standard on January 1, 2019. The adoption of this standard resulted in a charge of approximately $14,000 to general and administrative expense for the year ended December 31, 2019.

There were various other accounting standards and interpretations issued recently, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows. Management has evaluated these new pronouncements through December 31, 2019.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations or cash flows.

Subsequent Events

Other than the events described in Note 13, there were no subsequent events that required recognition or disclosure. The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.

NOTE 3 – INVESTMENTS, ACQUISITIONS AND GOODWILL

Investments

The Company records its investments using the cost method. If cost exceeds fair value, an impairment loss is recognized unless the impairment is considered temporary.

The Company had total investments of $60,000 as of December 31, 2019 and 2018, respectively.

Intangible Asset

On August 31, 2017, the Company issued 5,000,000 shares of the Company’s common stock with a fair value of approximately $346,000 in exchange for 1,000,000 WEED tokens, a digital crypto currency, which is reflected as an intangible asset on the accompanying balance sheet at $0 and $0 as of December 31, 2019 and 2018, respectively.

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

Total revenue of $2,031,743, net loss of $239,534, and contributed net loss of $122,162 after non-controlling interest related to SDS from the acquisition date of May 14, 2019 through December 31, 2019 is included in the Company’s accompanying consolidated statement of operations.

ShieldSaver, LLC

On August 31, 2018, the Company acquired a 51% equity stake in ShieldSaver, LLC for $170,000 cash and 6,979,167 shares of the Company’s common stock valued at $216,354. As of December 31, 2018, the total purchase price for ShieldSaver, LLC was allocated as follows:

Goodwill	$400,724
Current assets	19,934
Current liabilities	(34,304)
Total net assets acquired	$386,354
The purchase price consists of the following:
Cash	170,000
Common Stock	216,354
Total purchase price	$386,354

The 2018 acquisition of ShieldSaver LLC contributed approximately $11,000 of revenue and $3,000 of net loss for the year ended December 31, 2018.

Goodwill

The following table presents details of the Company’s goodwill as of December 31, 2019 and December 31, 2018:

	ShieldSaver	JAG	SDS	Total
Balances at December 31, 2017:	$-	$362,261	$-	$362,261
Aggregate goodwill acquired	400,724	-	-	400,724
Impairment losses	(400,724)	(362,261)	-	(762,985)
Balances at December 31, 2018:	-	-	-	-
Aggregate goodwill acquired	-	-	1,966,340	1,966,340
Impairment losses	-	-	-	-
Balances at December 31, 2019:	$-	$-	$1,966,340	$1,966,340

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

The Company used the discounted cash flow method for the impairment testing as of December 31, 2018. The Company performed discounted cash flow analysis projected over five years to estimate the fair value of the reporting unit, using management’s best judgement as to revenue growth rates and expense projections. This analysis indicated cash flows (and discounted cash flows) less than the book value of goodwill. This analysis factored the recent reduction in revenue and projected revenue compared to the Company’s initial projections. The Company determined these were indicators of impairment in goodwill during the year ended December 31, 2018 and impaired the goodwill by $762,985. The Company determined these were indicators of impairment to the value of goodwill related to ShieldSaver and JAG and recorded an impairment of goodwill in full of $762,985 at December 31, 2018.

The goodwill as of December 31, 2019 is provisional pending the finalization of the fair valuation of acquired assets.

Proforma Information (unaudited)

SDS

The following unaudited pro forma information presents the consolidated results of the Company’s operations and the results of the acquisition of the Acquired Assets as if the May 14, 2019 acquisition had been consummated on January 1, 2019. Such unaudited pro forma information is based on historical unaudited financial information with respect to the Acquired Assets acquisition and does not include operational or other charges which might have been affected by the Company. The unaudited pro forma information for the years ended December 31, 2019 presented below is for illustrative purposes only and is not necessarily indicative of the results which would have been achieved or results which may be achieved in the future:

Year Ended December 31,
2019
Net revenue	$4,098,382
Net loss	$(8,125,411)

ShieldSaver

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

Year Ended December 31,
2018
Net revenue	$1,156,072
Net loss	$(8,125,956)

NOTE 4 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	December 31, 2019	December 31, 2018

Convertible note payable with an accredited investor dated October 31, 2017, with interest at 0%, due October 31, 2017, convertible at $0.007 per share. This note is currently in default.	10,500	10,500

Convertible note payable to investor (the “CVP Note”) dated October 10, 2017, with interest at 10%, an Original Issue Discount (“OID”) of $70,000, due October 6, 2019, convertible into shares of the Company’s common stock at a discount of 60% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 trading days prior to conversion. The CVP Note provides for additional tranches of a maximum of $3,970,000, which includes OID of 10%. The note includes a warrant to purchase 5,000,000 shares of the Company’s common stock at a price of $0.10 per share. The CVP Note is secured by substantially all assets of the Company. The investor converted a total of $444,500 of principal and accrued interest of this note into 105,875,646 shares of the Company’s common stock during the years ended December 31, 2019. Additionally, the Company repaid $40,000 of this note during the years ended December 31, 2019.  This note was repaid in full on March 17, 2020.

	100,235	547,749

Convertible note payable to investor (the “UAHC Note”) dated October 10, 2017, with interest at 10%, an OID of $70,000, due October 6, 2019, convertible into shares of the Company’s common stock at a discount of 60% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 trading days prior to conversion. The UAHC Note includes a warrant to purchase 5,000,000 shares of the Company’s common stock at a price of $0.10 per share. The UAHC Note is secured by substantially all assets of the Company. The investor converted a total of $125,000 of principal and accrued interest of this note into 29,543,067 shares of the Company’s common stock during the years ended December 31, 2019. Additionally, the Company repaid $50,000 of this note during the years ended December 31, 2019. This note is currently in default.

	619,490	670,000

Convertible note payable, to investor (the “Iliad Note”) dated November 5, 2018 totaling $500,000, plus OID of $225,000 and legal fees of $20,000. The Iliad Note bears interest at 10% and matures on November 5, 2020. Total available under note is $5,520,000, including $500,000 OID (and $20,000 in legal fees taken on first $500,000 tranche). The Iliad Note is convertible into shares of the Company’s common stock after 180 days at a discount of 35% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 trading days prior to conversion. The Company borrowed $1,925,000 (including OID of $175,000) under this note during the years ended December 31, 2019. The Iliad Note is secured by substantially all assets of the Company.

	2,495,000	570,000

Total convertible notes payable	3,225,225	1,798,249
Less debt discounts	(1,154,327)	(1,141,396)
Convertible notes payable, net	2,070,898	656,853
Less current portion of convertible notes, net	(2,070,898)	(156,853)
Long-term convertible notes payable, net	$-	$500,000

Aggregate maturities of long-term debt as of December 31, 2019 are due in future years as follows:

2020	$2,070,898
$2,070,898

Total amortization of debt discounts was $1,662,068 and $650,672 for the years ended December 31, 2019 and 2018, respectively. Accrued interest on the above notes payable totaled $227,352 and $96,100 as of December 31, 2019 and 2018, respectively. Interest expense for the above notes payable for the years ended December 31, 2019 and 2018 was $300,168 and $140,830, respectively.

NOTE 5 – OBLIGATIONS UNDER CAPITAL LEASE

The Company leases approximately 1,400 square feet of office space at 2999 North 44th Street, Phoenix, Arizona 85018 at a monthly rent of $3,270 through January 31, 2023 at a monthly base rent of $3,618, increasing to $3,688 and $3,758 per month during the second and third year of the lease, respectively.

On July 2, 2019, the Company executed a lease agreement for an industrial building space in California for 24 months at base rent of $2,400 per month through June 30, 2021.

The above leases are classified as capital leases under ASC 842 which the Company adopted in 2019. The following is a summary of property held under these capital leases at December 31, 2019 and 2018:

	December 31,	December 31,
	2019	2018

Office and warehouse facilities	$224,037	$-
Accumulated amortization	(87,106)	-

Total	$136,931	$-

Future maturities of obligations under capital leases are as follows:

Years Ending December 31,
2020	$71,872
2021	58,585
2022	45,020
2023	3,758

Total minimum lease payments	179,235
Amounts representing interest	(21,616)
$157,619

NOTE 6 - DERIVATIVE LIABILITY

Derivative Liability- Debt

The fair value of the described embedded derivative on all convertible debt was valued at $2,813,150 and $2,215,376 at December 31, 2019 and 2018, respectively, which was determined using the Black Scholes Pricing Model with the following assumptions:

Dividend yield:	0%
Term	0 – 2.0 year
Volatility	107.0%–133.0%
Risk free rate:	1.54–2.60%

For the years ended December 31, 2019 and 2018, the Company adjusted the recorded fair value of the derivative liability on debt to market resulting in non-cash, non-operating loss of $604,289 and $1,187,048 for the years ended December 31, 2019 and 2018, respectively.

Note 2 contains a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2019.

NOTE 7 - STOCKHOLDERS’ DEFICIT

Class A Convertible Preferred Shares

As of December 31, 2019 and 2018, the Company had authorized 100,000,000 and 60,000,000 shares, respectively, of preferred stock, $0.0001 per value per share, of which 60,000,000 shares are designated as Series A Convertible Preferred Stock (“Class A Stock”) with $0.0001 par value per share, of which 54,200,000 and 50,950,000 shares were issued and outstanding as of December 31, 2019 and 2018, respectively. As of December 31, 2019, a total of 40,000,000 shares of preferred stock remain undesignated and unissued.

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

Shares issued during the years ended December 31, 2019

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

Shares issued during the years ended December 31, 2018

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

Common Shares

As of December 31, 2019, the Company’s authorized common stock was 5,000,000,000 and 2,000,000,000 shares, respectively, at $0.0001 par value per share, with 1,698,279,820 and 1,236,319,023 shares issued and outstanding as of December 31, 2019 and 2018, respectively.

Shares issued during the year ended December 31, 2019

During the years ended December 31, 2019, the Company issued an aggregate of 135,418,713 shares of common stock to two investors for the conversion of a total of $469,500 of convertible debt and accrued interest.

On March 1, 2019, the Company issued an aggregate of 8,000,000 shares of common stock to a consultant for consulting services at a price of $0.10 per share. The fair value of these shares of $800,000 was included in accrued expenses as of December 31, 2018 and in consulting fees for the year ended December 31, 2018.

On May 16, 2019, the Company issued an aggregate of 156,058,751 shares related the acquisition of the Acquired Assets at a price of $0.0126 per share (See Note 3).

In August and September 2019, the Company issued an aggregate of 23,483,333 shares of common stock to consultants for services at prices ranging from $0.0130 to $0.0184 per share with an aggregate value of $324,050.

In October 2019, the Company issued 3,500,000 shares of common stock to consultants for services at a price of $0.0143 per share with an aggregate value of $50,000.

Shares issued during the Year ended December 31, 2018

On February 15, 2018, a convertible note holder converted $110,000 of convertible debt (the “SB Notes”) into 55,000,000 shares of the Company’s common stock at a price of $0.002 per share.

On February 22, 2018, the Company issued 25,000,000 shares of the Company’s common stock to Corey Lambrecht, a related party noteholder, for conversion of $50,000 of notes purchased from Stockbridge Enterprises, L.P. (the “SB Notes”), at a price of $0.002 per share.

On March 7, 2018, the Company issued 600,000 shares of the Company’s common stock to a consultant for services.

On March 12, 2018, the Company issued 25,000,000 shares of the Company’s common stock to a noteholder for conversion of $50,000 of the SB Notes, at a price of $0.002 per share.

On April 3, 2018, the Company issued 1,428,571 shares of the Company’s common stock to a noteholder for conversion of a convertible note payable at a price of $0.007 per share.

On July 2, 2018, the Company issued 23,372,000 shares of the Company’s common stock to a noteholder to for $46,744 of accrued interest.

On August 31, 2018, the Company issued 6,979,167 shares of the Company’s common stock with a value of $216,354 for an equity interest in ShieldSaver.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Accrued Officer Compensation

As of December 31, 2019 and 2018, a total of $588,611 and $349,000, respectively, was accrued for unpaid officer wages due the Company’s CEO and President under their respective employment agreements.

Other

As of December 31, 2019 and 2018, a total of $16,619 and $22,574 was due our CEO and our President and is included in accounts payable.

As of December 31, 2019 and 2018, a total of $2,892 was due the founder of DIGS and is included in accounts payable.

The Company’s CEO advanced the Company funds during 2019 and 2018, with a balance due of $735,000 and $585,000 respectively, plus accrued interest of $96,273 and $18,030 as of December 31, 2019 and 2018, respectively. These balances accrue interest at 12% beginning on October 1, 2018, are unsecured and due on demand. Total interest expense on the advances totaled $78,243 and $18,030 for the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019 and 2018, a total of $15,222 and $10,738, respectively, was due to the founder of DIGS for advances to DIGS.

As of December 31, 2019 and 2018, a total of $32,020 was due to an entity owned by the founder of ShieldSaver for advances to ShieldSaver prior to the Company’s acquisition of ShieldSaver on August 31, 2018. The founder of ShieldSaver is also the founder of JAG and is a related party.

DIGS previously sub-leased space on a month-to-month basis from an entity controlled by the founder of DIGS. Total payments related to this sub-lease for the years ended December 31, 2019 and 2018 were $0 and $11,375, respectively.

In March 2020, the board of directors authorized the conversion of amounts payable to the Company’s officers to the Company’s common stock. The amounts are convertible at the option of the officer at a conversion price of $0.01 per share.

See Note 7 for related party share issuances to directors and other related parties of the Company.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

In May 2018 the Company entered into an employment agreement with Mr. Lambrecht. The agreement provided that Mr. Lambrecht would serve as CEO and CFO of the Company for a term of three years at an annual salary of Two Hundred Twenty Thousand Dollars ($220,000), and an incentive bonus as determined by the board of directors. The agreement shall automatically be renewed for additional three-year periods unless either party has provided written termination of this Agreement at least 90 days prior to the expiration of such term.

In May 2018 the Company entered into an employment agreement with Mr. Ralston. The agreement provided that Mr. Ralston would serve as President of the Company for a term of three years at an annual salary of One Hundred Thousand Dollars ($100,000), and an incentive bonus as determined by the board of directors. The agreement shall automatically be renewed for additional three-year periods unless either party has provided written termination of this Agreement at least 90 days prior to the expiration of such term.

NOTE 10 - REVENUE CLASSES AND CONCENTRATIONS

Selected financial information for the Company’s operating revenue for disaggregated revenue purposes are as follows:

	Years Ended December 31,	Years Ended December 31,
	2019	2018

Retail	$158,903	$191,135
Distribution	521,013	-
Services	2,663,917	963,536
Total	$3,343,833	$1,154,671

One customer comprised approximately 13% of the Company’s revenue for year ended December 31, 2019. Two customers represented approximately 70% and 17%, respectively, of the Company’s accounts receivable balance as of December 31, 2019. There were no significant concentrations as of and for the year ended December 31, 2018.

NOTE 11 – DISPOSAL OF SUBSIDIARY

On July 26, 2019 a Statement of Dissolution was filed with the Colorado Secretary of State dissolving JAG as a result of the Company’s strategic shift away from the glass installation services market. The dissolution resulted in a gain on disposal of subsidiary $55,694 and the elimination of JAG’s 49% non-controlling interest of $109,153 during the year ended December 31, 2019.

NOTE 12 – INCOME TAXES

The components of income tax expense for the years ended December 31, 2019 and 2018 consist of the following:

	2019		2018
Federal tax statutory rate	21.0%		21.0%
Permanent differences	(11.6%	)	(13.2%	)
Valuation allowance	(9.4%	)	(7.8%	)
Effective rate	0%		0%

Significant components of the Company’s estimated deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows:

	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$1,238,000	$1,003,000
Temporary differences	1,334,000	1,113,000

Total deferred tax asset	2,572,000	2,116,000

Valuation allowance	(2,572,000)	(2,116,000)
	-	-

The Company has net operating losses (“NOLs”) as of December 31, 2019 of approximately $6,000,000 for federal tax purposes, which will expire in varying amounts through 2039. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code ("IRC") Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry-forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs could be substantially limited. The Company has no tax provision for the years ended December 31, 2019 or 2018 due to the net losses and full valuation allowances against net deferred tax assets.

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

NOTE 13 - SUBSEQUENT EVENTS

On January 13, 2020, the Company issued 10,000,000 shares of common stock to a consultant for services with a fair value of $0.0088 per share.

In January 2020, the Company entered into an employment agreement with Corey Lambrecht, to serve as the Chief Financial Officer of the Company effective January 1, 2017. The following is a summary of the material terms of the employment agreement (all capitalized terms not otherwise defined herein are defined in the employment agreement): term is for a period of one year; salary is Eighty Thousand Dollars ($80,000.00) per year; if employment is terminated as a result of his death or Disability, the Company shall pay the Base Salary and any accrued but unpaid Bonus and expense reimbursement amounts through the date of his Death or Disability and a lump sum payment equal to $40,000 (at the time his Death or Disability occurs) within 30 days of his Death or Disability; If employment is terminated by the Board for Cause, then the Company shall pay the Base Salary and Bonus earned through the date of his termination; If employment is terminated by the upon the occurrence of a Change of Control or within six (6) months thereafter, the Company (or its successor, as applicable) shall (i) continue to pay to the Base Salary for a period of six (6) months following such termination, (ii) pay any accrued and any earned but unpaid Bonus, (iii) pay the Bonus he would have earned had he remained with the Company for six (6) months from the date which such termination occurs, and (iv) pay expense reimbursement amounts through the date of termination.

On January 28, 2020, the Company issued 17,774,618 shares of common stock to an investor for the conversion of $50,000 of convertible debt and accrued interest.

On January 30, 2020, the Company adopted the 2019 Equity Incentive Plan (the “Plan”) to provide additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons.

On January 30, 2020, the Company amended its Articles of Incorporation and authorized 5,000,000,000 shares of common stock (previously 2,000,000,000 shares) and 100,000,000 shares of preferred stock (previously 60,000,000 shares), of which 60,000,000 shares are designated as Class A Convertible Preferred Stock and 40,00,000 shares of preferred stock remain undesignated. The Company has retroactively reflected this amendment as of December 31, 2019.

In January and February 2020, the Company’s CEO advanced an aggregate of $100,000 to the Company (see Note 8).

Securities Purchase Agreement and 10% Convertible Redeemable Note

On March 11, 2020, the Company entered a Securities Purchase Agreement (the “Securities Purchase Agreement”) with GS Capital Partners, LLC (the “Investor”), whereby the investor agreed to purchase an aggregate of $1,440,000 principal amount of 10% Convertible Redeemable Note (the “Note”). Below is a description of the material terms of the transaction (all capitalized terms not otherwise defined herein shall have that definition assigned to it as per the related agreement).

The date and time of the first issuance and sale of the first $360,000 portion of the Note pursuant to the Securities Purchase Agreement, the Company will sell and the Investor shall purchase, a $360,000 portion of the $1,440,000 purchase amount under this Agreement. The purchase price for the $360,000 portion shall be $330,000 representing the original issue discount of $30,000. The Investor retains the right to purchase the unfunded balance of the $1,440,000 Note (the “Unfunded Balance”) for a period of nine months, provided that each purchase must be in an amount of no less than $360,000. Any rights to purchase a portion of the Unfunded Balance outstanding after nine months shall be terminated and the Investor shall have no rights to purchase the Unfunded Balance.

The Investor is entitled, at its option, to convert all or any amount of the principal face amount of the Note then outstanding into shares of the Company's common stock (the "Common Stock") at a price ("Conversion Price") for each share of Common Stock equal to 75% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future, for the ten prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent. In the event the Company experiences a DTC “Chill” on its shares, the Conversion Price shall be decreased to 65% instead of 75% while that “Chill” is in effect. In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by the Holder and its affiliates would exceed 4.99% of the outstanding shares of the Common Stock of the Company (which may be increased up to 9.9% upon 60 days’ prior written notice by the Investor). The conversion discount, look back period and other terms will be adjusted on a ratchet basis if the Company offers a more favorable conversion discount, interest rate, (whether through a straight discount or in combination with an original issue discount), look back period or other more favorable term to another party for any financings while the Note is in effect.

Interest on any unpaid principal balance of the Note shall be paid at the rate of 10% per annum. Interest shall be paid by the Company in Common Stock ("Interest Shares") or in cash at the option of the Company. The dollar amount converted into Interest Shares shall be all or a portion of the accrued interest calculated on the unpaid principal balance of the Note to the date of such notice.

The Notes may be prepaid or assigned with the following penalties/premiums:

PREPAY DATE	PREPAY AMOUNT
≤ 60 days	110% of principal plus accrued interest
61- 120 days	120% of principal plus accrued interest
120-180 days	130% of principal plus accrued interest

Upon (i) a transfer of all or substantially all of the assets of the Company to any person in a single transaction or series of related transactions, (ii) a reclassification, capital reorganization or other change or exchange of outstanding shares of the Common Stock, other than a forward or reverse stock split or stock dividend, or (iii) any consolidation or merger of the Company with or into another person or entity in which the Company is not the surviving entity (other than a merger which is effected solely to change the jurisdiction of incorporation of the Company and results in a reclassification, conversion or exchange of outstanding shares of Common Stock solely into shares of Common Stock) (each of items (i), (ii) and (iii) being referred to as a "Sale Event"), then, in each case, the Company shall, upon request of the Holder, redeem the Note in cash for the highest prepayment amount then in effect, plus accrued but unpaid interest through the date of redemption, or at the election of the Holder, such Holder may convert the unpaid principal amount of the Note (together with the amount of accrued but unpaid interest) into shares of Common Stock immediately prior to such Sale Event at the Conversion Price.

Upon an Event of Default, interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. In the event of a breach of Section 8(k) of the Note the penalty shall be $250 per day the shares are not issued beginning on the 4th day after the conversion notice was delivered to the Company. This penalty shall increase to $500 per day beginning on the 10th day. The penalty for a breach of Section 8(n) shall be an increase of the outstanding principal amounts by 20%. In case of a breach of Section 8(i), the outstanding principal due under the Note shall increase by 50%. If the Note is not paid at maturity, the outstanding principal due under the Note shall increase by 15%. Further, if a breach of Section 8(m) occurs or is continuing after the 6 month anniversary of the Note, then the Holder shall be entitled to use the lowest closing bid price during the delinquency period as a base price for the conversion.

Debt Conversion

On March 17, 2020, a noteholder converted $53,420 of the CVP Note into 14,259,895 shares of the Company’s common stock and $25,000 in cash repayment from the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President, and our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Based on that evaluation, our management, including our President, and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2019 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

Based on our evaluation under the framework described above, our management concluded that we had “material weaknesses” (as such term is defined below) in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

1)	lack of a functioning audit committee for the entire fiscal year resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures; and

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

Management’s Annual Report on Internal Control over Financial Reporting

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2019 (fourth fiscal quarter), there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, ages, and positions of the Company’s present executive officers and directors are set forth in the following table (1):

Name	Age	Positions
Gregory P. Lambrecht	57	Chairman of the Board/Chief Executive Officer (2)
William Ralston	30	Director/President
Corey Lambrecht	50	Chief Financial Officer (2)
Eric Lofdahl	57	Director/CTO
Venugopal Aravamudan	54	Director
Jeffrey Nomura	57	Director

_____________

(1) All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified.

(2) Gregory Lambrecht resigned as Chief Financial Officer of the Company on January 16, 2020. Corey Lambrecht was named Chief Financial Officer of the Company on January 16, 2020.

There are no agreements with respect to electing directors. Except as set forth below, none of the directors held any directorships during the past five years in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such act, or of any company registered as an investment company under the Investment Company Act of 1940. The Board of Directors has not adopted a Code of Ethics that applies to the registrant’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Director and Officer Biographical Information

Gregory P. Lambrecht – Chairman of the Board/Chief Executive Officer

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

William (‘Wil’) Ralston – Director/President

Wil Ralston became President of the Company in August 2017. Prior to this he was a vice president of sales for the Company from 2013 to 2015. From 2015 to 2017 he was a market developer for Porch.com. Wil graduated cum laude from the WP Carey School of Business at Arizona State University with a degree in Global Agribusiness.

Corey Lambrecht – Chief Financial Officer

Corey Lambrecht became Chief Financial Officer of the Company on January 17, 2020. Corey Lambrecht is the nephew of Gregory P. Lambrecht (the Company’s Chief Executive Officer and a member of the Company’s Board of Directors). Corey Lambrecht is a 20+ year public company executive with broad experience in strategic acquisitions, corporate turnarounds, new business development, pioneering consumer products, corporate licensing, interactive technology services in addition to holding public company executive roles with responsibilities including day-to-day business operations, management, raising capital, board communication and investor relations. He is a Certified Director from the UCLA Anderson Graduate School of Management accredited Directors program. Since 2007 he has been a Director of CUI Global, Inc. (NASDAQ: CUI) and has served multiple terms on the Audit Committee and currently serves as the Compensation Committee Chairman. Corey Lambrecht served on the Board of ORHub, Inc. (OTC: ORHB) from July 2016 through December 2019. He previously served as a Board Member for Lifestyle Wireless, Inc. which, in 2012 merged into the Company. In December 2011 he joined the Board of Guardian 8 Holdings, a leading non-lethal security product company, serving until early 2016. He most recently served as the President and Chief Operating Officer at Earth911 Inc., a subsidiary of Infinity Resources Holdings Company (OTC: IRHC) from January 2010 to July 2013.

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

Venugopal (‘Venu’) Aravamudan - Director

Venugopal (‘Venu’) Aravamudan is a seasoned software industry executive with over 25 years’ experience leading engineering, product management and marketing efforts at industry leading software companies. Venu worked at VMware between 2008-2014 as a Senior Director, leading efforts in business-critical applications, virtualized security and private cloud products and solutions. He was at Limelight Networks between 2014 and 2015 as a VP of engineering and product management, delivering a next generation cloud-based video delivery platform and General Manager at Amazon Web Services Relational Database Services between 2016-2017. Venu is currently a SVP & GM at F5 Networks Inc, where he is leading efforts to develop and launch a new cloud services business which is critical to long-term viability. Venu graduated with a Bachelors in Engineering from the Indian Institute of Technology and a Master’s of Science in Applied Mathematics from Rensselaer Polytechnic Institute.

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

Committees

In September 2019 the Board of Directors created an Audit Committee comprised of Eric Lofdahl, Venugopal Aravamudan, and Jeffrey Nomura.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2019, with the exception of the following reports.

Reporting Person	Form Type
Gregory P. Lambrecht	3
William Ralston	4
Eric Lofdahl	3
Venugopal Aravamudan	3
Jeffrey Nomura	3

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid to our Chief Executive Officer, Chief Financial Officer and those executive officers that earned in excess of $120,000 during the last two fiscal years ended December 31, 2019 and 2018 (collectively, the “Named Executive Officers”):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Gregory P. Lambrecht,	2019	$220,000	-	-	-	-	-	-	$220,000
CEO, former CFO, Director (1)	2018	$220,000	-	-	-	-	-	-	$220,000

William Ralston,	2019	$100,000	-						$100,000
President, Director (2)	2018	$100,000	-						$100,000

Eric Lofdahl,	2019	-	-	-	-	-	-	-	-
CTO, Director (3)	2018	-	-	-	-	-	-	-	-

________

(1) Does not include 100,000,000 and 75,000,000 shares of common stock issued for the conversion of preferred stock, and 3,000,000 and 3,000,000 shares of Class A Convertible Preferred Stock issued during the year ended December 31, 2019 and 2018, respectively. Includes salary due Mr. Lambrecht during 2019 which is owed by the Company to Mr. Lambrecht. Mr. Lambrecht advanced the Company funds during 2019 and 2018, with a balance due of $735,000 and $585,000 respectfully, plus accrued interest of $96,273 and $18,030 as of December 31, 2019 and 2018, respectively. These balances accrue interest at 12% beginning October 1, 2018, are unsecured and due on demand.

(2) Does not include 0 and 20,000,000 shares of common stock issued for the conversion of preferred stock, and 4,000,000 and 2,000,000 shares of Class A Convertible Preferred Stock issued during the year ended December 31, 2019 and 2018 respectively. Includes salary due Mr. Ralston during 2019 which is owed by the Company to Mr. Ralston.

(3) Does not include 1,000,000 and 1,000,000 shares of Class A Convertible Preferred Stock issued during the year ended December 31, 2019 and 2018, respectively.

Director Compensation

We issued an aggregate of 2,000,000 shares of Class A Convertible Preferred stock to two outside directors in 2019 and 1,000,000 shares of Class A Convertible Preferred stock to one outside director in 2018 for serving as directors of the Company.

Employment Agreements

Except for the following agreements, the Company does not have any written agreements with any of its executive officers. The following discussion is a summary of the material terms of the employment agreements and is subject to the full copy of the respective employment agreement (all capitalized terms not otherwise defined herein are defined in the respective employment agreement):

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

On May 14, 2019 Singlepoint Direct Solar, entered into an employment agreement with Pablo Diaz, to serve as Chief Executive Officer of Singlepoint Direct Solar. The agreement provided for a two year term at an annual salary of One Hundred Twenty-Five Thousand Dollars ($125,000) per year (the “Base Salary”). If Mr. Diaz’s employment is terminated as a result of his death or Disability, Singlepoint Direct Solar shall pay, the Base Salary and any accrued but unpaid Bonus and expense reimbursement amounts through the date of his Death or Disability and a lump sum payment equal to $75,000 (at the time his Death or Disability occurs) within 30 days of his Death or Disability. In the event Singlepoint Direct Solar does not have the cash flow to pay such amount within 30 days as set forth above, Singlepoint Direct Solar may make such payments over 12 equal monthly installments. If employment is terminated for Cause, then Singlepoint Direct Solar shall pay the Base Salary through the date of termination. If employment is terminated by Singlepoint Direct Solar upon the occurrence of a Change of Control or within six (6) months thereafter, Singlepoint Direct Solar shall (i) continue to pay the Base Salary for a period of six (6) months following such termination, (ii) pay any accrued and any earned but unpaid Bonus, (iv) pay the Bonus he would have earned had he remained with Singlepoint Direct Solar for six (6) months from the date which such termination occurs, and (iv) pay expense reimbursement amounts through the date of termination. In the event this agreement is terminated for Cause by Singlepoint Direct Solar, or Mr. Diaz resigns for no reason, Mr. Diaz waives all rights to distributions as a Member of Singlepoint Direct Solar (as set forth in the Operating Agreement of Singlepoint Direct Solar) for the sooner of two (2) years or until the Company receives two million dollars ($2,000,000) in distributions from Singlepoint Direct Solar. After the sooner of two (2) years or until the Company receives two million dollars ($2,000,000) in distributions from Singlepoint Direct Solar Mr. Diaz shall be entitled to his proportion of the Company’s distributions.

On January 17, 2020 the Company entered into an employment agreement with Corey Lambrecht to serve as the Chief Financial Officer. The term is for a period of one year; salary is Eighty Thousand Dollars ($80,000.00) per year; if employment is terminated as a result of his death or Disability, the Company shall pay the Base Salary and any accrued but unpaid Bonus and expense reimbursement amounts through the date of his Death or Disability and a lump sum payment equal to $40,000 (at the time his Death or Disability occurs) within 30 days of his Death or Disability; If employment is terminated by the Board for Cause, then the Company shall pay the Base Salary and Bonus earned through the date of his termination; If employment is terminated by the upon the occurrence of a Change of Control or within six (6) months thereafter, the Company (or its successor, as applicable) shall (i) continue to pay to the Base Salary for a period of six (6) months following such termination, (ii) pay any accrued and any earned but unpaid Bonus, (iii) pay the Bonus he would have earned had he remained with the Company for six (6) months from the date which such termination occurs, and (iv) pay expense reimbursement amounts through the date of termination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth, as of December 31, 2019, certain information concerning the beneficial ownership of our capital stock, including our common stock, and Class A Convertible Preferred Stock, by:

•	each stockholder known by us to own beneficially 5% or more of any class of our outstanding stock;
•	each director;
•	each named executive officer;
•	all of our executive officers and directors as a group; and
•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our outstanding stock.

On January 30, 2020, the Company amended its Articles of Incorporation and authorized 5,000,000,000 shares of common stock and 100,000,000 shares of preferred stock, of which 60,000,000 shares are designated as Class A Convertible Preferred Stock and 40,00,000 shares of preferred stock remain undesignated. There were 1,698,279,820 shares of common stock and 54,200,000 shares of Class A Convertible Preferred Stock outstanding as of December 31, 2019. Each share of Class A Convertible Preferred Stock is convertible at any time into 25 shares of common stock, totaling 1,355,000,000 shares of common stock assuming full conversion of all outstanding shares. Each share of Class A Convertible Preferred Stock votes with the shares of Common Stock and is entitled to 50 votes per share.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of December 31, 2019 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, we believe the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owner	Amount and nature of beneficial ownership	Percent of Class
Class A Convertible Preferred Stock	Govindan Gowrishankar (1)	3,000,000	5.5%

___________

(1) Mr. Gowrishankar served on the Board of Directors of the Company from December 2011 until May 2017.

Security Ownership of Management**

Title of Class	Name and Address of Beneficial Owner (1)	Amount and nature of beneficial ownership	Percent of Class
Common Stock	Gregory P. Lambrecht	98,473,452	5.8%
	Eric Lofdahl	15,286,498	0.9%
	Venugopal Aravamudan	25,030,000	1.5%
	William Ralston	11,469,573	0.7%
	Jeffrey Nomura	-	-
	Executive Officers and Directors as a Group	150,259,523	8.8%

Class A Convertible Preferred Stock	Gregory P. Lambrecht	30,050,000	55.4%
	Eric Lofdahl (2)	10,350,000	19.1%
	Venugopal Aravamudan	1,000,000	1.8%
	William Ralston	8,800,000	16.2%
	Jeffrey Nomura	1,000,000	1.8%
	Executive Officers and Directors as a Group	51,200,000	94.5%

________

* Less than 1%.

** Does not include the holdings of Corey Lambrecht, who became Chief Financial Officer of the Company on January 17, 2020.

(1) The address for the above individuals is c/o Singlepoint Inc. 2999 N. 44th St. Suite 530 Phoenix, Arizona 85018.

(2) Includes 10,350,000 shares of Class A Preferred Stock held in an entity controlled by Mr. Lofdahl.

Stock Option Plan and other Employee Benefits Plans

On December 5, 2019, the Board of Directors approved the creation of the Singlepoint Inc. 2019 Equity Incentive Plan (the “Plan”), which the holders of a majority of the outstanding shares of common stock approved on December 18, 2019. No awards have been made under the Plan.

Summary Description

The following description is intended to be a summary of the material provisions of the Plan. It does not purport to be a complete description of all the provisions of the Plan and is qualified in its entirety by reference to the complete text of the Plan. Capitalized terms used in the following summary and not otherwise defined in this Information Statement have the meanings set forth in the Plan.

Purpose and Eligible Participants. The purpose of the Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons. The Administrator may grant awards under the Plan only to those persons that the Administrator determines to be Eligible Persons An “Eligible Person” is any person who is either: (a) an officer (whether or not a director) or employee of the Company or one of its Subsidiaries; (b) a director of the Company or one of its Subsidiaries; or (c) an individual consultant who renders bona fide services (other than services in connection with the offering or sale of securities of the Company or one of its Subsidiaries in a capital-raising transaction or as a market maker or promoter of securities of the Company or one of its Subsidiaries) to the Company or one of its Subsidiaries and who is selected to participate in this Plan by the Administrator; provided, however, that a person who is otherwise an Eligible Person under clause (c) above may participate in this Plan only if such participation would not adversely affect either the Company’s eligibility to use Form S-8 to register under the Securities Act of 1933, as amended (the “Securities Act”), the offering and sale of shares issuable under this Plan by the Company, or the Company’s compliance with any other applicable laws.

Types of Awards. The Administrator shall determine the type or types of award(s) to be made to each selected Eligible Person. Awards may be granted singly, in combination or in tandem. Awards also may be made in combination or in tandem with, in replacement of, as alternatives to, or as the payment form for grants or rights under any other employee or compensation plan of the Company or one of its Subsidiaries. The types of awards that may be granted under this Plan are:

Stock Options. A stock option is the grant of a right to purchase a specified number of shares of Common Stock during a specified period as determined by the Administrator. An option may be intended as an incentive stock option within the meaning of Section 422 of the Code (an “ISO”) or a nonqualified stock option (an option not intended to be an ISO). The award agreement for an option will indicate if the option is intended as an ISO; otherwise it will be deemed to be a nonqualified stock option. The maximum term of each option (ISO or nonqualified) shall be ten (10) years. The per share exercise price for each option shall be not less than 100% of the Fair Market Value of a share of Common Stock on the date of grant of the option. When an option is exercised, the exercise price for the shares to be purchased shall be paid in full in cash or such other method permitted by the Administrator

Stock Appreciation Rights. A stock appreciation right or “SAR” is a right to receive a payment, in cash and/or Common Stock, equal to the number of shares of Common Stock being exercised multiplied by the excess of (i) the Fair Market Value of a share of Common Stock on the date the SAR is exercised, over (ii) the Fair Market Value of a share of Common Stock on the date the SAR was granted as specified in the applicable award agreement. The maximum term of a SAR shall be ten (10) years.

Restricted Shares. Restricted shares are shares of Common Stock subject to such restrictions on transferability, risk of forfeiture and other restrictions, if any, as the Administrator may impose, which restrictions may lapse separately or in combination at such times, under such circumstances (including based on achievement of performance goals and/or future service requirements), in such installments or otherwise, as the Administrator may determine at the date of grant or thereafter. Except to the extent restricted under the terms of this Plan and the applicable award agreement relating to the restricted stock, a participant granted restricted stock shall have all of the rights of a stockholder, including the right to vote the restricted stock and the right to receive dividends thereon (subject to any mandatory reinvestment or other requirement imposed by the Administrator).

Restricted Share Units.

(a) Grant of Restricted Share Units. A restricted share unit, or “RSU”, represents the right to receive from the Corporation on the respective scheduled vesting or payment date for such RSU, one share of Common Stock. An award of RSUs may be subject to the attainment of specified performance goals or targets, forfeitability provisions and such other terms and conditions as the Administrator may determine, subject to the provisions of this Plan. At the time an award of RSUs is made, the Administrator shall establish a period of time during which the restricted share units shall vest and the timing for settlement of the RSU.

(b) Dividend Equivalent Accounts. Subject to the terms and conditions of the Plan and the applicable award agreement, as well as any procedures established by the Administrator, prior to the expiration of the applicable vesting period of an RSU, the Administrator may determine to pay dividend equivalent rights with respect to RSUs, in which case, the Corporation shall establish an account for the participant and reflect in that account any securities, cash or other property comprising any dividend or property distribution with respect to the shares of Common Stock underlying each RSU. Each amount or other property credited to any such account shall be subject to the same vesting conditions as the RSU to which it relates. The participant shall have the right to be paid the amounts or other property credited to such account upon vesting of the subject RSU.

(c) Rights as a Stockholder. Subject to the restrictions imposed under the terms and conditions of this Plan and the applicable award agreement, each participant receiving RSUs shall have no rights as a stockholder with respect to such RSUs until such time as shares of Common Stock are issued to the participant. No shares of Common Stock shall be issued at the time a RSU is granted, and the Company will not be required to set aside a fund for the payment of any such award. Except as otherwise provided in the applicable award agreement, shares of Common Stock issuable under an RSU shall be treated as issued on the first date that the holder of the RSU is no longer subject to a substantial risk of forfeiture as determined for purposes of Section 409A of the Code, and the holder shall be the owner of such shares of Common Stock on such date. An award agreement may provide that issuance of shares of Common Stock under an RSU may be deferred beyond the first date that the RSU is no longer subject to a substantial risk of forfeiture, provided that such deferral is structured in a manner that is intended to comply with the requirements of Section 409A of the Code.

Section 162(m) Performance-Based Awards. Without limiting the generality of the foregoing, any of the types of awards listed in Sections 5.1.4 through 5.1.7 above may be, and options and SARs granted with an exercise or base price not less than the Fair Market Value of a share of Common Stock at the date of grant (“Qualifying Options” and “Qualifying SARs,” respectively) typically will be, granted as awards intended to satisfy the requirements for “performance-based compensation” within the meaning of Section 162(m) of the Code. The grant, vesting, exercisability or payment of Performance-Based Awards may depend (or, in the case of Qualifying Options or Qualifying SARs, may also depend) on the degree of achievement of one or more performance goals relative to a pre-established targeted level or levels using the Business Criteria provided for below for the Corporation on a consolidated basis or for one or more of the Corporation’s Subsidiaries, segments, divisions or business units, or any combination of the foregoing. Such criteria may be evaluated on an absolute basis or relative to prior periods, industry peers or stock market indices.

Number of Shares. Subject to adjustment as provided in the Plan, 100,000,000 shares of Common Stock are available for issuance in connection with awards granted under the Plan.

Administration. This Plan shall be administered by and all awards under this Plan shall be authorized by the Administrator. The “Administrator” means the Board or one or more committees appointed by the Board or another committee or individual (within its delegated authority) to administer all or certain aspects of this Plan. Any such committee shall be comprised solely of one or more directors or such number of directors as may be required under applicable law.

Effective Date and Termination. This Plan was approved by the Board and became effective on December 5, 2019. Unless earlier terminated by the Board, this Plan shall terminate at the close of business on December 5, 2029. After the termination of this Plan either upon such stated expiration date or its earlier termination by the Board, no additional awards may be granted under this Plan, but previously granted awards (and the authority of the Administrator with respect thereto, including the authority to amend such awards) shall remain outstanding in accordance with their applicable terms and conditions and the terms and conditions of this Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

During the year ended December 31, 2019, the Board of Directors reviews and approves transactions with related persons, if the related person is a member of the Board of Directors, such person abstains from the voting on the approval of such transaction.

Advances from Officer

The Company’s CEO advanced the Company funds during 2019 and 2018, with a balance due of $735,000 and $585,000 respectfully, plus accrued interest of $96,273 and $18,030 as of December 31, 2019 and 2018, respectively. These balances accrue interest at 12% beginning on October 1, 2018, are unsecured and due on demand.

Stock Issuances to Officers

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

Promoters and Certain Control Persons

None.

Director Independence

The Company has two independent directors.

Item 14. Principal Accounting Fees and Services.

Principal Accounting Fees & Services	2019	2018
Audit Fees	$65,667	$48,131
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$65,667	$48,131

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

Tax Fees

These amounts consisted of the aggregate fees billed for each of the last two fiscal years for tax services including tax compliance and the preparation of tax returns and tax consultation services. There were no such services by our principal accountant in 2019 or 2018.

All Other Fees

These amounts consisted of the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above. There were no such services by our principal accountant in 2019 or 2018.

PART IV

Item 15. Exhibits and Financial Schedules

(a)(1) Index to Consolidated Financial Statements

The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8, “Financial Statement and Supplementary Data.”

(a)(2) Financial Statement Schedules

Other financial statement schedules for the years ended December 31, 2019 and 2018 have been omitted since they are either not required, not applicable, or the information is otherwise included in the consolidated financial statements or the notes to consolidated financial statements.

(a)(3) Exhibits

The Exhibits listed in the accompanying Exhibit Index are attached and incorporated herein by reference and filed as part of this report.

SIGNATURES

Pursuant to the requirements of Securities 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINGLEPOINT INC.

Dated: March 31, 2020	By:	/s/ Gregory P. Lambrecht
Gregory P. Lambrecht CEO/Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory P. Lambrecht	Chief Executive Officer, and Chairman of the Board (Principal Executive Officer),	March 31, 2020
Gregory P. Lambrecht

/s/ William Ralston	President, Director	March 31, 2020
William Ralston

/s/ Corey Lambrecht	Chief Financial Officer	March 31, 2020
Corey Lambrecht

/s/ Eric Lofdahl	Director	March 31, 2020
Eric Lofdahl

/s/ Venugopal Aravamudan	Director	March 31, 2020
Venugopal Aravamudan

/s/ Jeffrey Nomura	Director	March 31, 2020
Jeffrey Nomura

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Scheme Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

