Form 10-Q
period 2020-03-31
SinglePoint Inc.
filed 2020-05-20
CIK 1443611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 20, 2020, the Company had 1,803,070,015 outstanding shares of its common stock, par value $0.0001.

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

2

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SINGLEPOINT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2020	December 31, 2019

ASSETS
CURRENT ASSETS:
Cash	$222,579	$110,128
Accounts receivable	19,719	49,228
Prepaid expenses	24,878	24,427
Inventory	68,439	74,663

Total Current Assets	335,615	258,446

NON-CURRENT ASSETS:
Property, net (Note 5)	122,490	136,931
Investment, at cost (Note 3)	60,000	60,000
Goodwill (Note 3)	1,966,340	1,966,340

Total Assets	$2,484,445	$2,421,717

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
CURRENT LIABILITIES:
Accounts payable, including related party (Note 8)	$166,618	$167,939
Accrued expenses, including accrued officer salaries (Note 8)	1,089,817	843,136
Current portion of convertible notes payable, net of debt discount (Note 4)	2,004,653	2,070,898
Capital lease obligations, current portion (Note 5)	60,712	58,738
Advances from related party (Note 8)	1,098,644	878,515
Derivative liability	4,098,210	2,813,150

Total Current Liabilities	8,518,654	6,832,376

LONG-TERM LIABILITIES:
Capital lease obligations, net of current portion (Note 5)	83,029	98,881

Total Liabilities	8,601,683	6,931,257

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' DEFICIT
Undesignated preferred stock, par value $0.0001; 40,000,000 shares authorized; no shares issued and outstanding	-	-

Class A convertible preferred stock, par value $0.0001; 60,000,000 shares authorized; 54,200,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019	5,420	5,420

Common stock, par value $0.0001; 5,000,000,000 shares authorized; 1,745,314,333 and 1,698,279,820 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	174,531	169,828

Additional paid-in capital	72,560,784	72,210,393
Accumulated deficit	(78,672,601)	(76,752,170)
Total Singlepoint, Inc. stockholders' deficit	(5,931,866)	(4,366,529)
Non-controlling interest	(185,372)	(143,011)
Total Stockholders' Deficit	(6,117,238)	(4,509,540)

Total Liabilities and Stockholders' Deficit	$2,484,445	$2,421,717

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019

REVENUE	$1,075,222	$262,890

Cost of Revenue	765,608	187,261

Gross profit	309,614	75,629

OPERATING EXPENSES:
Consulting fees	137,016	67,442
Professional and legal fees	74,818	103,843
Investor relations	43,784	112,439
General and administrative	690,972	295,025

Operating expenses	946,590	578,749

LOSS FROM OPERATIONS	(636,976)	(503,120)

OTHER INCOME (EXPENSE):
Interest expense	(127,330)	(73,194)
Amortization of debt discounts	(448,290)	(73,394)
Loss on settlement of debt	(41,264)	-
Loss on change in fair value of derivative liability	(708,932)	(616,983)

Other income (expense)	(1,325,816)	(763,571)

LOSS BEFORE INCOME TAXES	(1,962,792)	(1,266,691)

Income taxes	-	-

NET LOSS	(1,962,792)	(1,266,691)

Loss (income) attributable to non-controlling interests	42,361	(662)

NET LOSS ATTRIBUTABLE TO SINGLEPOINT, INC. STOCKHOLDERS	$(1,920,431)	$(1,267,353)

Net loss per share - basic	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	1,717,758,784	1,282,900,570

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Three Months Ended March 31, 2020 and the Year Ended December 31, 2019
(Unaudited)

	Preferred Stock Par Value $0.0001		Common Stock Par Value $0.0001		Additional		Non-	Total
	Number of Shares	Amount	Number of Shares	Amount	paid-in Capital	Accumulated Deficit	controlling Interest	Stockholders' Deficit

Balance, December 31, 2018	50,950,000	$5,095	1,236,319,023	$123,632	$63,940,510	$(68,846,438)	$(89,163)	$(4,866,364)

Issuance of common shares for services			26,983,333	2,698	371,352			374,050
Issuance of common shares for services previously accrued			8,000,000	800	799,200			800,000
Issuance of common shares for acquisition			156,058,751	15,606	1,950,735			1,966,341
Issuance of common shares for principal and accrued interest on convertible notes			135,418,713	13,542	555,958			569,500
Issuance of preferred shares for services	10,000,000	1,000			3,099,000			3,100,000
Conversion of preferred shares	(6,750,000)	(675)	135,500,000	13,550	(12,875)			-
Settlement of derivative liability due to debt conversion					1,506,513			1,506,513
Disposal of subsidiary						-	109,153	109,153

Net loss						(7,905,732)	(163,001)	(8,068,733)

Balance, December 31, 2019	54,200,000	$5,420	1,698,279,820	$169,828	$72,210,393	$(76,752,170)	$(143,011)	$(4,509,540)

Issuance of common shares for services			15,000,000	1,500	116,500			118,000
Issuance of common shares for principal and accrued interest on convertible notes			32,034,513	3,203	75,218			78,421
Settlement of derivative liability due to debt conversion					158,673			158,673

Net income (loss)						(1,920,431)	(42,361)	(1,962,792)

Balance, March 31, 2020	54,200,000	$5,420	1,745,314,333	$174,531	$72,560,784	$(78,672,601)	$(185,372)	$(6,117,238)

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

SINGLEPOINT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2020	March 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Singlepoint, Inc. stockholders	$(1,920,431)	$(1,267,353)

Adjustments to reconcile net loss to net cash used in operating activities
Gain (loss) attributable to non-controlling interests	(42,361)	662
Common stock issued for services	118,000	-
Depreciation	14,441	-
Amortization of debt discounts	448,290	73,394
(Gain) loss on change in fair value of derivatives	708,932	616,983
(Gain) loss on debt settlement	41,264	-
Changes in operating assets and liabilities:
Accounts receivable	29,509	(16,970)
Prepaid expenses	(451)	(14,409)
Inventory	6,224	(5,746)
Accounts payable	(1,321)	(14,160)
Accrued expenses	201,933	168,622

NET CASH USED IN OPERATING ACTIVITIES	(395,971)	(458,977)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances from related party	226,800	23,445
Payments on advances to related party	-	-
Payments on convertible notes payable	(25,000)	-
Payments on capital lease obligations	(13,878)	-
Proceeds from issuance of convertible notes	320,500	750,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	508,422	773,445

NET CHANGE IN CASH	112,451	314,468

Cash at beginning of period	110,128	68,781

Cash at end of period	$222,579	$383,249

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for accrued interest	$3,185	$-
Original issue discount from issuance of notes payable	$39,500	$75,000
Common stock issued for conversion of debt and accrued interest	$78,421	$199,499
Recognition of debt discount attributable to derivative liability	$734,801	$-
Derivative liability settlements	$158,673	$-
Conversion of preferred stock to common stock	$-	$1,050
Issuance of common stock previously accrued	$-	$800,000
Derivative liability recognized from convertible debt	$873,176	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2020, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2019 as disclosed in our Form 10-K filed with the Securities and Exchange Commission on March 31, 2020. The results of the three months ended March 31, 2020 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2020.

Principles of Consolidation

The consolidated financial statements include the accounts of Singlepoint, DIGS, SDS and ShieldSaver as of March 31, 2020 and December 31, 2019, and for the three months ended March 31, 2020 and 2019 (with the accounts of Jiffy Auto Glass (“JAG”), a former subsidiary, included in the three months ended March 31, 2019).  All significant intercompany transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of ninety days or less at the time of purchase to be cash equivalents. The Company maintains deposits in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had no deposits in excess of amounts insured by the FDIC as of March 31, 2020.

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

The following table summarizes the number of shares of common stock issuable pursuant to our convertible securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2020	2019

Series A Preferred Stock	1,355,000,000	1,230,000,000
Convertible notes	1,396,084,483	229,585,686
Warrants	10,000,000	10,000,000
Potentially dilutive securities	2,761,084,483	1,469,585,686

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

The Company’s derivative liabilities have been valued as Level 3 instruments.

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – March 31, 2020	$–	$–	$4,098,210	$4,098,210

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2019	$–	$–	$2,813,150	$2,813,150

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2019 and March 31, 2020:

Derivative Liability
Balance, December 31, 2019	2,813,150
Additions recognized as debt discount	734,801
Derivative liability settlements	(158,673)
Mark-to-market at March 31, 2020	708,932
Balance, March 31, 2020	$4,098,210

Net loss for the year included in earnings relating to the liabilities held at March 31, 2020	$708,932

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

There were various other accounting standards and interpretations issued recently, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows. Management has evaluated these new pronouncements through March 31, 2020.

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

The Company had total investments of $60,000 as of March 31, 2020 and December 31, 2019, respectively.

2019 Asset Acquisition – Direct Solar LLC/ AI Live Transfers LLC

On May 14, 2019, the Company, via the formation of SDS, completed the acquisition of certain assets of Direct Solar LLC and AI Live Transfers LLC (the “Acquired Assets”). The Company owns Fifty One Percent (51%) of the membership interests of SDS. In connection with the acquisition of these assets the Company issued an aggregate of 156,058,751 shares of common stock. The Company agreed that it shall reinvest into SDS its portion of distributions of Net Cash Flow (as defined in the Operating Agreement of SDS), if any, up to Two Hundred and Fifty Thousand ($250,000) Dollars per quarter, up to a total of Seven Hundred and Fifty Thousand ($750,000) Dollars.  SDS has not made any distributions and no amounts have been reinvested as of March 31, 2020.

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

Total revenue of $1,038,363, net loss of $98,638, and contributed net loss of $50,305 after non-controlling interest related to SDS for the three months ended March 31, 2020 are included in the Company’s accompanying consolidated statement of operations.

Goodwill

The following table presents details of the Company’s goodwill as of March 31, 2020 and December 31, 2019:

SDS
Balances at December 31, 2018:	$-
Aggregate goodwill acquired	1,966,340
Impairment losses	-
Balances at December 31, 2019:	1,966,340
Aggregate goodwill acquired	-
Impairment losses	-
Balances at March 31, 2020:	$1,966,340

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

The Company used the discounted cash flow method for the impairment testing as of March 31, 2020. The Company performed discounted cash flow analysis projected over four years to estimate the fair value of the reporting unit, using management’s best judgement as to revenue growth rates and expense projections. This analysis indicated cash flows (and discounted cash flows) greater than the book value of goodwill. The Company determined there were no indicators of impairment in goodwill during the three months ended March 31, 2020.

The goodwill as of March 31, 2020 is provisional pending the finalization of the fair valuation of acquired assets.

Proforma Information (unaudited)

SDS

The following unaudited pro forma information presents the consolidated results of the Company’s operations and the results of the acquisition of the Acquired Assets as if the May 14, 2019 acquisition had been consummated on January 1, 2019. Such unaudited pro forma information is based on historical unaudited financial information with respect to the Acquired Assets acquisition and does not include operational or other charges which might have been affected by the Company. The unaudited pro forma information for the three months ended March 31, 2019 presented below is for illustrative purposes only and is not necessarily indicative of the results which would have been achieved or results which may be achieved in the future:

Three Months Ended March 31,
2019
Net revenue	$682,717
Net loss	$(1,274,224)

NOTE 4 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	March 31, 2020	December 31, 2019

Convertible note payable with an accredited investor dated October 31, 2017, with interest at 0%, due October 31, 2017, convertible at $0.007 per share. This note is currently in default.	$10,500	$10,500

Convertible note payable to investor (the “CVP Note”) dated October 10, 2017, with interest at 10%, an Original Issue Discount (“OID”) of $70,000, due October 6, 2019, convertible into shares of the Company’s common stock at a discount of 60% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 trading days prior to conversion. The CVP Note provides for additional tranches of a maximum of $3,970,000, which includes OID of 10%. The note includes a warrant to purchase 5,000,000 shares of the Company’s common stock at a price of $0.10 per share. The CVP Note is secured by substantially all assets of the Company. The investor converted a total of $444,500 of principal and accrued interest of this note into 105,875,646 shares of the Company’s common stock and was repaid $40,000 by the Company during the year ended December 31, 2019. Additionally, the investor converted a total of $78,420 of principal and accrued interest of this note into 32,034,513 shares of the Company’s common stock and was repaid $25,000 by the Company during the three months ended March 31, 2020, resulting in repayment in full by March 2020.

	-	100,235

Convertible note payable to investor (the “UAHC Note”) dated October 10, 2017, with interest at 10%, an OID of $70,000, due October 6, 2019, convertible into shares of the Company’s common stock at a discount of 60% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 trading days prior to conversion. The UAHC Note includes a warrant to purchase 5,000,000 shares of the Company’s common stock at a price of $0.10 per share. The UAHC Note is secured by substantially all assets of the Company. The investor converted a total of $125,000 of principal and accrued interest of this note into 29,543,067 shares of the Company’s common stock and was repaid $50,000 by the Company during the year ended December 31, 2019. This note is currently in default.

	619,490	619,490

Convertible note payable to investor (the “Iliad Note”) dated November 5, 2018 totaling $500,000, plus OID of $225,000 and legal fees of $20,000. The Iliad Note bears interest at 10% and matures on November 5, 2020. Total available under note is $5,520,000, including $500,000 OID (and $20,000 in legal fees taken on first $500,000 tranche). The Iliad Note is convertible into shares of the Company’s common stock after 180 days at a discount of 35% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 trading days prior to conversion. The Company borrowed $1,925,000 (including OID of $175,000) under this note during the year ended December 31, 2019. The Iliad Note is secured by substantially all assets of the Company.

	2,495,000	2,495,000

Convertible note payable to investor (the “GSC Note”) dated March 11, 2020 totaling $320,500, plus OID of $30,000 and legal fees of $9,500. The GSC Note bears interest at 10% and matures on March 6, 2021. Total available under note is $1,440,000, including $120,000 OID (and $9,500 in legal fees taken on first $320,500 tranche). The GSC Note is convertible into shares of the Company’s common stock at any time at a discount of 25% of the lowest closing bid price of the Company’s common stock during the 10 trading days prior to conversion.	360,000	-

Total convertible notes payable	3,484,990	3,225,225
Less debt discounts	(1,480,337)	(1,154,327)
Convertible notes payable, net	2,004,653	2,070,898
Less current portion of convertible notes, net	(2,004,653)	(2,070,898)
Long-term convertible notes payable, net	$-	$-

Aggregate maturities of long-term debt as of March 31, 2020 are due in future years as follows:

2020	$2,004,653
$2,004,653

Total amortization of debt discounts was $448,290 and $73,394 for the three months ended March 31, 2020 and 2019, respectively. Accrued interest on the above notes payable totaled $320,752 and $227,352 as of March 31, 2020 and December 31, 2019, respectively. Interest expense for the above notes payable for the three months ended March 31, 2020 and 2019 was $96,585 and $74,194, respectively.

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

The above leases are classified as capital leases under ASC 842 which the Company adopted in 2019. The following is a summary of property held under these capital leases at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019

Office and warehouse facilities	$224,037	$224,037
Accumulated amortization	(101,547)	(87,106)

Total	$122,490	$136,931

Future maturities of obligations under capital leases are as follows:

Twelve months ending March 31,
2021	$72,359
2022	51,594
2023	37,575

Total minimum lease payments	161,528
Amounts representing interest	(17,787)
$143,741

NOTE 6 - DERIVATIVE LIABILITY

Derivative Liability- Debt

The fair value of the described embedded derivative on all convertible debt was valued at $4,098,210 and $2,813,150 at March 31, 2020 and December 31, 2019, respectively, which was determined using the Black Scholes Pricing Model with the following assumptions:

Dividend yields	0%
Term	0 – 2.0 year
Volatility	79.7%–94.4.0%
Risk free rate:	0.17–1.59%

For the years ended March 31, 2020 and December 31, 2019, the Company adjusted the recorded fair value of the derivative liability on debt to market resulting in non-cash, non-operating loss of $708,932 and $616,983 for the three months ended March 31, 2020 and 2019, respectively.

Note 2 contains a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2020.

NOTE 7 - STOCKHOLDERS’ DEFICIT

On January 30, 2020, the Company amended its Articles of Incorporation and authorized 5,000,000,000 shares of common stock (previously 2,000,000,000 shares) and 100,000,000 shares of preferred stock (previously 60,000,000 shares), of which 60,000,000 shares are designated as Class A Convertible Preferred Stock and 40,000,000 shares of preferred stock remain undesignated. The Company has retroactively reflected this amendment as of December 31, 2019.

Class A Convertible Preferred Shares

As of March 31, 2020 and December 31, 2019, the Company had authorized 100,000,000 shares, respectively, of preferred stock, $0.0001 per value per share, of which 60,000,000 shares are designated as Series A Convertible Preferred Stock (“Class A Stock”) with $0.0001 par value per share, of which 54,200,000 shares were issued and outstanding as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020 and December 31, 2019, a total of 40,000,000 shares of preferred stock remain undesignated and unissued.

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

Common Shares

As of March 31, 2020, the Company’s authorized common stock was 5,000,000,000 shares, at $0.0001 par value per share, with 1,745,314,333 and 1,698,279,820 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively.

Shares issued during the three months ended March 31, 2020

During the three months ended March 31, 2020, the Company issued an aggregate of 32,034,513 shares of common stock to an investor for the conversion of a total of $78,421 of convertible debt and accrued interest.

On January 13, 2020, the Company issued 10,000,000 shares of common stock to a consultant for services with a fair value of $88,000, or $0.0088 per share.

On March 12, 2020, the Company issued 5,000,000 shares of common stock to a consultant for services with a fair value of $30,000, or $0.0060 per share.

NOTE 8 - RELATED PARTY TRANSACTIONS

Accrued Officer Compensation

As of March 31, 2020 and December 31, 2019, a total of $668,611 and $588,611, respectively, was accrued for unpaid officer wages due the Company’s CEO and President under their respective employment agreements.

Other

The Company’s CEO has advanced the Company funds since 2017, with a balance due of $960,700 and $735,000, respectively, plus accrued interest of $121,622 and $96,273 as of March 31, 2020 and December 31, 2019, respectively. These balances accrue interest at 12% beginning on October 1, 2018, are unsecured and due on demand. Total interest expense on the advances totaled $25,349 and $8,568 for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020 and December 31, 2019, a total of $16,619, respectively, was due our CEO and our President and is included in accounts payable.

As of March 31, 2020 and December 31, 2019, a total of $16,322 and $15,222, respectively, was due to the founder of DIGS for advances to DIGS.

As of March 31, 2020 and December 31, 2019, a total of $0 and $2,892, respectively, was due the founder of DIGS and is included in accounts payable.

In March 2020, the board of directors authorized the conversion of amounts payable to the Company’s officers to the Company’s common stock. The amounts are convertible at the option of the officer at a conversion price of $0.01 per share.  As of the date of this report, no officer has converted any monies owed into shares of the Company’s common stock.

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

In January 2020, the Company entered into an employment agreement with Corey Lambrecht, to serve as the Chief Financial Officer of the Company effective January 1, 2020. The following is a summary of the material terms of the employment agreement (all capitalized terms not otherwise defined herein are defined in the employment agreement): term is for a period of one year; salary is Eighty Thousand Dollars ($80,000.00) per year; if employment is terminated as a result of his death or Disability, the Company shall pay the Base Salary and any accrued but unpaid Bonus and expense reimbursement amounts through the date of his Death or Disability and a lump sum payment equal to $40,000 (at the time his Death or Disability occurs) within 30 days of his Death or Disability; If employment is terminated by the Board for Cause, then the Company shall pay the Base Salary and Bonus earned through the date of his termination; If employment is terminated upon the occurrence of a Change of Control or within six (6) months thereafter, the Company (or its successor, as applicable) shall (i) continue to pay to the Base Salary for a period of six (6) months following such termination, (ii) pay any accrued and any earned but unpaid Bonus, (iii) pay the Bonus he would have earned had he remained with the Company for six (6) months from the date which such termination occurs, and (iv) pay expense reimbursement amounts through the date of termination.

Equity Incentive Plan

On January 30, 2020, the Company adopted the 2019 Equity Incentive Plan (the “Plan”) to provide additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons.  As of the date of this report the Company has not issued any awards under the Plan.

NOTE 10 - REVENUE CLASSES AND CONCENTRATIONS

Selected financial information for the Company’s operating revenue for disaggregated revenue purposes are as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019

Retail	$11,315	$41,971
Distribution	13,903	-
Services	1,050,004	220,919
Total	$1,075,222	$262,890

Three customers represented approximately 61%, 19% and 12%, respectively, of the Company’s accounts receivable balance as of March 31, 2020. Two customers represented approximately 70% and 17%, respectively, of the Company’s accounts receivable balance as of December 31, 2019.  No customer comprised more than 10% of the Company’s revenue for three months ended March 31, 2020 or 2019.

NOTE 11 - SUBSEQUENT EVENTS

In April 2020, the Company issued 17,755,682 shares of common stock to an investor for the conversion of $50,000 of convertible debt.

In April 2020, the President converted 1,600,000 shares of Class A stock for 40,000,0000 shares of the Company’s common stock.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended March 31, 2020.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the period ended March 31, 2020.

Results of Operations

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Comparison of the Three Months Ended March 31, 2020 with the Three Months Ended March 31, 2019

Revenue. For the three months ended March 31, 2020, we generated revenues of $1,075,222 as compared to $262,890 for the three months ended March 31, 2019. The increase of revenue was due primarily to the integration of our SDS subsidiary acquired in May of 2019.

Cost of Revenues. For the three months ended March 31, 2020 cost of revenue increased to $765,608 from $187,261 for the three months ended March 31, 2019. The increase was mainly due to the integration of our SDS subsidiary acquired in May of 2019.

Consulting fees. For the three months ended March 31, 2020, consulting fees increased to $137,016 from $67,442 for the three months ended March 31, 2019, primarily due to the issuance of stock issued for services of $118,000 during the three months ended March 31, 2020.

Investor Relations. For the three months ended March 31, 2020, investor relations expense decreased to $43,784 from $112,439 for the three months ended March 31, 2019, primarily as a result of decreased use of investor relations services.

General and Administrative Expenses. Our general and administrative expenses increased to $690,972 for the three months ended March 31, 2020 from $295,025 for the three months ended March 31, 2019. The increase was primarily a result of the integration of our SDS subsidiary acquired in May of 2019.

Other Income (Expense).

For the three months ended March 31, 2020, other expense was $1,325,816, compared to other expense of $763,571 for the three months ended March 31, 2019. The increase in other expense was primarily due an increase in interest expense and amortization of debt discounts as a result of an increase in convertible notes payable.

Net Loss. The Company’s net loss attributable to Singlepoint stockholders was $1,920,431 compared to $1,267,353 for the three months ended March 31, 2020 and 2019, respectively. The increase in net loss was mainly due to an increase in general and administrative expenses as a result of the integration of our SDS subsidiary acquired in May of 2019, as well as an increase in interest and amortization expense as a result of increased notes payable.

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

The Company had $222,579 in cash as of March 31, 2020. The Company has negative working capital of approximately $8 million, and total stockholders’ deficit of approximately $6 million as of March 31, 2020.  As of March 31, 2020, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to maintain profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

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

Operating Activities

Cash flow used in operating activities – Net cash used in operating activities was $395,971 for the three months ended March 31, 2020 primarily as a result of our net loss attributable to Singlepoint stockholders of $1,837,279, partially offset by non-cash debt discount amortization expense of $448,290, shares of common stock issued for services of $118,000, a non-cash loss of $708,932 related to loss on change in fair value of derivatives and an increase in accrued expenses of $201,933. Net cash used in operating activities for the three months ended March 31, 2019 was $458,977, primarily as a result of our net loss attributable to Singlepoint shareholders of $1,267,353, partially offset by non-cash debt discount amortization expense of $73,394, loss on change in fair value of derivatives of $616,983, and an increase in accrued expenses of $168,622.

Investing Activities

Cash flow used in investing activities – There was no cash used or provided by investing activities for the three months ended March 31, 2020 or 2019.

Financing Activities

Cash flow from financing activities – During the three months ended March 31, 2020, our financing activities provided cash of $508,422 primarily from proceeds from advances from related party of $226,800 and proceeds from the issuance of convertible notes of $320,500. During the three months ended March 31, 2019, our financing activities provided cash of $773,445 from proceeds from advances from related party of $23,445 and proceeds from the issuance of convertible notes of $750,000.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

During the three months ended March 31, 2020, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Based on that evaluation, our management, including our President and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2020 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

Based on our evaluation under the framework described above, our management concluded that we had “material weaknesses” (as such term is defined below) in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

1)	inadequate segregation of duties consistent with control objectives

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2020, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor its property is a party to any pending legal proceeding.

Item 1A. Risk Factors

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2020, the Company issued an aggregate of 32,034,513 shares of common stock to an investor for the conversion of a total of $78,421 of convertible debt and accrued interest.

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

________________

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

SINGLEPOINT INC.

Dated: May 20, 2020	By:	/s/ Gregory P. Lambrecht
Gregory P. Lambrecht
Chief Executive Officer, Director

