Form 10-Q
period 2020-06-30
SinglePoint Inc.
filed 2020-08-14
CIK 1443611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2020

Commission File No. 000-53425

Singlepoint Inc.
(Name of small business issuer in its charter)

Nevada	26-1240905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2999 North 44th Street Suite 530

Phoenix, AZ 85018

(Address of principal executive offices)

(888) 682-7464

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 14, 2020, the Company had 1,850,444,555 outstanding shares of its common stock, par value $0.0001.

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

2

SINGLEPOINT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	June 30, 2020	December 31, 2019
		(Audited)

ASSETS
CURRENT ASSETS:
Cash	$76,476	$110,128
Accounts receivable	13,764	49,228
Prepaid expenses	8,436	24,427
Inventory	35,906	74,663

Total Current Assets	134,582	258,446

NON-CURRENT ASSETS:
Property, net (Note 5)	108,049	136,931
Investment, at cost (Note 3)	35,000	60,000
Intangible assets, net (Note 3)	56,265	-
Goodwill (Note 3)	1,893,740	1,966,340

Total Assets	$2,227,636	$2,421,717

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
CURRENT LIABILITIES:
Accounts payable, including related party (Note 8)	$180,192	$167,939
Accrued expenses, including accrued officer salaries (Note 8)	1,279,305	843,136
Current portion of convertible notes payable, net of debt discount (Note 4)	2,230,736	2,070,898
Capital lease obligations, current portion (Note 5)	62,454	58,738
Advances from related party (Note 8)	1,160,758	878,515
Short-term notes payable	332,737	-
Derivative liability	3,895,484	2,813,150

Total Current Liabilities	9,141,666	6,832,376

LONG-TERM LIABILITIES:
Capital lease obligations, net of current portion (Note 5)	66,705	98,881

Total Liabilities	9,208,371	6,931,257

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' DEFICIT

Undesignated preferred stock, par value $0.0001; 40,000,000 shares authorized; no shares issued and outstanding	-	-

Class A convertible preferred stock, par value $0.0001; 60,000,000 shares authorized; 52,600,000 and 54,200,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	5,260	5,420

Common stock, par value $0.0001; 5,000,000,000 shares authorized; 1,835,624,306 and 1,698,279,820 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	183,562	169,828

Additional paid-in capital	72,868,005	72,210,393
Accumulated deficit	(79,698,391)	(76,752,170)
Total Singlepoint Inc. stockholders' deficit	(6,641,564)	(4,366,529)
Non-controlling interest	(339,171)	(143,011)
Total Stockholders' Deficit	(6,980,735)	(4,509,540)

Total Liabilities and Stockholders' Deficit	$2,227,636	$2,421,717

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

REVENUE	$395,277	$856,859	$1,470,499	$1,119,749

Cost of Revenue	290,594	440,946	1,056,202	628,207

Gross profit	104,683	415,913	414,297	491,542

OPERATING EXPENSES:
Consulting fees	36,921	94,059	173,937	161,501
Professional and legal fees	96,796	48,134	171,614	151,977
Investor relations	19,368	35,788	63,152	148,227
General and administrative	689,557	3,971,594	1,380,529	4,266,619

Operating expenses	842,642	4,149,575	1,789,232	4,728,324

LOSS FROM OPERATIONS	(737,959)	(3,733,662)	(1,374,935)	(4,236,782)

OTHER INCOME (EXPENSE):
Interest expense	(102,180)	(109,738)	(229,510)	(182,932)
Amortization of debt discounts	(631,084)	(718,636)	(1,079,374)	(792,030)
Loss on settlement of debt	-	-	(41,264)	-
Gain (loss) on change in fair value of derivative liability	291,634	(2,984,286)	(417,298)	(3,601,269)

Other income (expense)	(441,630)	(3,812,660)	(1,767,446)	(4,576,231)

LOSS BEFORE INCOME TAXES	(1,179,589)	(7,546,322)	(3,142,381)	(8,813,013)

Income taxes	-	-	-	-

NET LOSS	(1,179,589)	(7,546,322)	(3,142,381)	(8,813,013)

Loss attributable to non-controlling interests	153,799	127,829	196,160	127,167

NET LOSS ATTRIBUTABLE TO SINGLEPOINT INC. STOCKHOLDERS	$(1,025,790)	$(7,418,493)	$(2,946,221)	$(8,685,846)

Net loss per share - basic	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic	1,805,694,346	1,424,783,025	1,761,726,565	1,354,233,738

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Six Months Ended June 30, 2020 and the Year Ended December 31, 2019

(Unaudited)

	Preferred Stock Par Value $0.0001		Common Stock Par Value $0.0001		Additional		Non-	Total
	Number of Shares	Amount	Number of Shares	Amount	paid-in Capital	Accumulated Deficit	controlling Interest	Stockholders' Deficit

Balance, December 31, 2018	50,950,000	$5,095	1,236,319,023	$123,632	$63,940,510	$(68,846,438)	$(89,163)	$(4,866,364)

Issuance of common shares for services			26,983,333	2,698	371,352			374,050
Issuance of common shares for services previously accrued			8,000,000	800	799,200			800,000
Issuance of common shares for acquisition			156,058,751	15,606	1,950,735			1,966,341
Issuance of common shares for principal and accrued interest on Convertible notes			135,418,713	13,542	555,958			569,500
Issuance of preferred shares for services	10,000,000	1,000			3,099,000			3,100,000
Conversion of preferred shares	(6,750,000)	(675)	135,500,000	13,550	(12,875)			-
Settlement of derivative liability due to debt conversion					1,506,513			1,506,513
Disposal of subsidiary						-	109,153	109,153

Net loss						(7,905,732)	(163,001)	(8,068,733)

Balance, December 31, 2019	54,200,000	$5,420	1,698,279,820	$169,828	$72,210,393	$(76,752,170)	$(143,011)	$(4,509,540)

Issuance of common shares for services			15,000,000	1,500	116,500			118,000
Issuance of common shares for principal and accrued interest on convertible notes			82,344,486	8,234	225,187			233,421
Conversion of preferred shares	(1,600,000)	(160)	40,000,000	4,000	(3,840)			-
Settlement of derivative liability due to debt conversion					319,765			319,765

Net loss						(2,946,221)	(196,160)	(3,142,381)

Balance, June 30, 2020	52,600,000	$5,260	1,835,624,306	$183,562	$72,868,005	$(79,698,391)	$(339,171)	$(6,980,735)

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Six Months Ended June 30, 2019

(Unaudited)

	Preferred Stock Par Value $0.0001		Common Stock Par Value $0.0001		Additional		Non-
	Number of Shares	Amount	Number of Shares	Amount	paid-in Capital	Accumulated Deficit	controlling Interest	Stockholders' Deficit

Balance, December 31, 2018	50,950,000	$5,095	1,236,319,023	$123,632	$63,940,510	$(68,846,438)	$(89,163)	$(4,866,364)

Issuance of common shares for services previously accrued			8,000,000	800	799,200			800,000
Issuance of common shares for acquisition			156,058,751	15,606	1,950,735			1,966,341
Issuance of common shares for principal and accrued interest on convertible notes			85,213,147	8,521	360,979			369,500
Issuance of preferred shares for services	10,000,000	1,000		-	3,099,000			3,100,000
Conversion of preferred shares	(5,750,000)	(575)	110,500,000	11,050	(10,475)			-
Settlement of derivative liability due to debt conversion					1,133,186			1,133,186

Net loss						(8,685,846)	(127,167)	(8,813,013)

Balance, June 30, 2019	55,200,000	$5,520	1,596,090,921	$159,609	$71,273,135	$(77,532,284)	$(216,330)	$(6,310,350)

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2020	June 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Singlepoint Inc. stockholders	$(2,946,221)	$(8,685,846)

Adjustments to reconcile net loss to net cash used in operating activities
Loss attributable to non-controlling interests	(196,160)	(127,167)
Common stock issued for services	118,000	-
Depreciation	28,882	-
Amortization of intangibles	16,335	-
Amortization of debt discounts	1,079,374	792,030
Loss on change in fair value of derivatives	417,298	3,601,269
Loss on debt settlement	41,264	-
Preferred stock issued for services	-	3,100,000
Changes in operating assets and liabilities:
Accounts receivable	35,464	(4,615)
Prepaid expenses	15,991	(12,008)
Inventory	38,757	(6,067)
Accounts payable	12,254	(17,817)
Accrued expenses	420,333	410,174

NET CASH USED IN OPERATING ACTIVITIES	(918,429)	(950,047)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received for return of investment	25,000	-
Cash paid for acquisition of subsidiary	-	(100,000)

NET CASH USED IN INVESTING ACTIVITIES	25,000	(100,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances from related party	260,000	123,445
Proceeds from short-term notes payable	332,737	-
Payments on advances to related party	-	(6,465)
Payments on notes payable	-	(50,000)
Payments on convertible notes payable	(25,000)	-
Payments on capital lease obligations	(28,460)	-
Proceeds from issuance of convertible notes	320,500	1,000,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	859,777	1,066,980

NET CHANGE IN CASH	(33,652)	16,933

Cash at beginning of period	110,128	68,781

Cash at end of period	$76,476	$85,714

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for accrued interest	$3,185	$-
Original issue discount from issuance of notes payable	$39,500	$100,000
Common stock issued for conversion of debt and accrued interest	$233,421	$369,500
Recognition of debt discount attributable to derivative liability	$984,801	$-
Derivative liability settlements	$319,765	$-
Conversion of preferred stock to common stock	$4,000	$11,050
Issuance of common stock previously accrued	$-	$800,000
Issuance of common stock for acquisition	$-	$1,966,341
Derivative liability recognized from convertible debt	$1,133,240	$-

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

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2020, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2019 as disclosed in our Form 10-K filed with the Securities and Exchange Commission on March 31, 2020. The results of the six months ended June 30, 2020 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2020.

Principles of Consolidation

The consolidated financial statements include the accounts of Singlepoint, DIGS, SDS and ShieldSaver as of June 30, 2020 and December 31, 2019, and for the three and six months ended June 30, 2020 and 2019 (with the accounts of Jiffy Auto Glass (“JAG”), a former subsidiary, included in the three and six months ended June 30, 2019).  All significant intercompany transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of ninety days or less at the time of purchase to be cash equivalents. The Company maintains deposits in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had no deposits in excess of amounts insured by the FDIC as of June 30, 2020.

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

The following table summarizes the number of shares of common stock issuable pursuant to our convertible securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2020	2019

Series A Preferred Stock	1,315,000,000	1,380,000,000
Convertible notes	1,428,161,412	316,077,707
Warrants	10,000,000	10,000,000
Potentially dilutive securities	2,753,161,412	1,706,077,707

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

The Company’s derivative liabilities have been valued as Level 3 instruments.

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – June 30, 2020	$–	$–	$3,895,484	$3,895,484

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2019	$–	$–	$2,813,150	$2,813,150

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2019 and June 30, 2020:

Derivative Liability
Balance, December 31, 2019	2,813,150
Additions recognized as debt discount	984,801
Derivative liability settlements	(319,765)
Mark-to-market at June 30, 2020	417,298
Balance, June 30, 2020	$3,895,484

Net loss for the year included in earnings relating to the liabilities held at June 30, 2020	$417,298

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

There were various other accounting standards and interpretations issued recently, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows. Management has evaluated these new pronouncements through June 30, 2020.

Subsequent Events

Other than the events described in Note 11, there were no subsequent events that required recognition or disclosure. The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.

NOTE 3 – INVESTMENTS, ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS

Investments

The Company records its investments using the cost method. If cost exceeds fair value, an impairment loss is recognized unless the impairment is considered temporary.

The Company had total investments of $35,000 and $60,000 as of June 30, 2020 and December 31, 2019, respectively.

2019 Asset Acquisition – Direct Solar LLC/ AI Live Transfers LLC

On May 14, 2019, the Company, via the formation of SDS, completed the acquisition of certain assets of Direct Solar LLC and AI Live Transfers LLC (the “Acquired Assets”). The Company owns Fifty One Percent (51%) of the membership interests of SDS. In connection with the acquisition of these assets the Company issued an aggregate of 156,058,751 shares of common stock. The Company agreed that it shall reinvest into SDS its portion of distributions of Net Cash Flow (as defined in the Operating Agreement of SDS), if any, up to Two Hundred and Fifty Thousand ($250,000) Dollars per quarter, up to a total of Seven Hundred and Fifty Thousand ($750,000) Dollars.  SDS has not made any distributions and no amounts have been reinvested as of June 30, 2020.

The total value of common stock issued for the purchase of the Acquired Assets was $1,966,340 on the issuance date and was allocated to goodwill based on the workforce acquired and to intangible assets based on trademarks and tradenames acquired. The total purchase price for the Acquired Assets was allocated as follows:

Intangible assets	$72,600
Goodwill	1,893,740
Current assets	-
Current liabilities	-
Total net assets acquired	$1,966,340
The purchase price consists of the following:
Cash	-
Common Stock	1,966,340
Total purchase price	$1,966,340

Total revenue of $1,318,184, net loss of $412,642, and contributed net loss of $210,449 after non-controlling interest related to SDS for the six months ended June 30, 2020 are included in the Company’s accompanying consolidated statement of operations.

Goodwill and Intangible Assets

The following table presents details of the Company’s goodwill as of June 30, 2020 and December 31, 2019:

SDS
Balances at December 31, 2018:	$-
Aggregate goodwill acquired	1,966,340
Impairment losses	-
Balances at December 31, 2019:	1,966,340
Aggregate goodwill acquired	-
Impairment losses	-
Goodwill adjustment	(72,600)
Balances at June 30, 2020:	$1,893,740

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

The Company used the discounted cash flow method for the impairment testing as of June 30, 2020. The Company performed discounted cash flow analysis projected over four years to estimate the fair value of the reporting unit, using management’s best judgement as to revenue growth rates and expense projections. This analysis indicated cash flows (and discounted cash flows) greater than the book value of goodwill. The Company determined there were no indicators of impairment in goodwill during the six months ended June 30, 2020.

During the six months ended June 30, 2020, the Company adjusted its goodwill to reflect its final valuation of its goodwill and intangible assets.  The adjustment decreased goodwill and increased intangible assets by $72,600, with no effect on total purchase price.  The gross intangible assets of $72,600 have an estimated useful life of five years, a net book value of $56,265 as of June 30, 2020, and amortization expense of $16,335 for the six-months ended June 30, 2020.  Total future annual amortization expense is $14,520 per year.

Proforma Information (unaudited)

SDS

The following unaudited pro forma information presents the consolidated results of the Company’s operations and the results of the acquisition of the Acquired Assets as if the May 14, 2019 acquisition had been consummated on January 1, 2019. Such unaudited pro forma information is based on historical unaudited financial information with respect to the Acquired Assets acquisition and does not include operational or other charges which might have been affected by the Company. The unaudited pro forma information for the six months ended June 30, 2019 presented below is for illustrative purposes only and is not necessarily indicative of the results which would have been achieved or results which may be achieved in the future:

Six Months Ended June 30,
2019
Net revenue	$1,960,082
Net loss	$(9,014,714)

NOTE 4 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Convertible notes payable consisted of the following:

	June 30, 2020	December 31, 2019

Convertible note payable to investor (the “CVP Note”) dated October 10, 2017, with interest at 10%, an Original Issue Discount (“OID”) of $70,000, due October 6, 2019, convertible into shares of the Company’s common stock at a discount of 60% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 trading days prior to conversion. The CVP Note provides for additional tranches of a maximum of $3,970,000, which includes OID of 10%. The note includes a warrant to purchase 5,000,000 shares of the Company’s common stock at a price of $0.10 per share. The CVP Note is secured by substantially all assets of the Company. The investor converted a total of $444,500 of principal and accrued interest of this note into 105,875,646 shares of the Company’s common stock and was repaid $40,000 by the Company during the year ended December 31, 2019. Additionally, the investor converted a total of $78,420 of principal and accrued interest of this note into 32,034,513 shares of the Company’s common stock and was repaid $25,000 by the Company in 2020, resulting in repayment in full in March 2020.

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

Convertible note payable to investor (the “Iliad Note”) dated November 5, 2018 totaling $500,000, plus OID of $225,000 and legal fees of $20,000. The Iliad Note bears interest at 10% and matures on November 5, 2020. Total available under note is $5,520,000, including $500,000 OID (and $20,000 in legal fees applied to the first $500,000 tranche). The Iliad Note is convertible into shares of the Company’s common stock after 180 days at a discount of 35% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 trading days prior to conversion. The Company borrowed $1,925,000 (including OID of $175,000) under this note during the year ended December 31, 2019. The investor converted a total of $155,000 of principal and accrued interest of this note into 50,309,973 shares of the Company’s common stock during the six months ended June 30, 2020.  The Iliad Note is secured by substantially all assets of the Company.

	2,340,000	2,495,000

Convertible note payable to investor (the “GSC Note”) dated March 11, 2020 totaling $320,500, plus OID of $30,000 and legal fees of $9,500. The GSC Note bears interest at 10% and matures on March 6, 2021. Total available under note is $1,440,000, including $120,000 OID (and $9,500 in legal fees taken on first $320,500 tranche). The GSC Note is convertible into shares of the Company’s common stock at any time at a discount of 25% of the lowest closing bid price of the Company’s common stock during the 10 trading days prior to conversion.	360,000	-

Convertible note payable with an accredited investor dated October 31, 2016, with interest at 0%, due October 31, 2017, convertible at $0.007 per share. This note is currently in default.	$10,500	$10,500

Total convertible notes payable	3,329,990	3,225,225
Less debt discounts	(1,099,254)	(1,154,327)
Convertible notes payable, net	2,230,736	2,070,898
Less current portion of convertible notes, net	(2,230,736)	(2,070,898)
Long-term convertible notes payable, net	$-	$-

Aggregate maturities of long-term debt as of June 30, 2020 are due in future years as follows:

2020	$2,230,736
$2,230,736

Accrued interest on the above notes payable totaled $390,238 and $227,352 as of June 30, 2020 and December 31, 2019, respectively. Interest expense for the above notes payable for the six months ended June 30, 2020 and 2019 was $166,071 and $182,932, respectively. Total amortization of debt discounts was $1,079,374 and $780,086 for the six months ended June 30, 2020 and 2019, respectively.

Short-term Notes Payable

In May 2020, the Company received total loan proceeds of $332,737 under the SBA’s Paycheck Protection Program (“PPP”) and is included in short-term notes payable as of June 30, 2020. The two PPP loans include a promissory note with SDS with principal of $312,300, due May 7, 2022, and a promissory note with Singlepoint with principal of $20,437, due in 18 monthly installments beginning December 12, 2020.  Both PPP loans bear interest at 1%.  Under the PPP loan terms, the Company may apply (and plans to apply) for forgiveness of the PPP loans.

NOTE 5 – OBLIGATIONS UNDER CAPITAL LEASE

The Company leases approximately 1,400 square feet of office space at 2999 North 44th Street, Phoenix, Arizona 85018 through January 31, 2023 at a monthly base rent of $3,270 through January 2020, increasing to $3,618, $3,688 and to $3,758 per month beginning February 2020, February 2021 and February 2022, respectively.

On July 2, 2019, the Company executed a lease agreement for an industrial building space in California for 24 months at base rent of $2,400 per month through June 30, 2021.

The above leases are classified as capital leases under ASC 842 which the Company adopted in 2019. The following is a summary of property held under these capital leases at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019

Office and warehouse facilities	$224,037	$224,037
Accumulated amortization	(115,988)	(87,106)

Total	$108,049	$136,931

Future maturities of obligations under capital leases are as follows:

Twelve months ending June 30,
2021	$72,568
2022	44,603
2023	26,302

Total minimum lease payments	143,473
Amounts representing interest	(14,316)
$129,157

NOTE 6 - DERIVATIVE LIABILITY

Derivative Liability- Debt

The fair value of the described embedded derivative on all convertible debt was valued at $3,895,484 and $2,813,150 at June 30, 2020 and December 31, 2019, respectively, which was determined using the Black Scholes Pricing Model with the following assumptions:

Dividend yields	0%
Term	0 – 2.0 year
Volatility	79.7%–99.9%
Risk free rate:	0.16–1.59%

For the years ended June 30, 2020 and December 31, 2019, the Company adjusted the recorded fair value of the derivative liability on debt to market resulting in non-cash, non-operating loss of $417,298 and $3,147,650 for the six months ended June 30, 2020 and 2019, respectively.

Note 2 contains a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2020.

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

Class A Convertible Preferred Shares

As of June 30, 2020 and December 31, 2019, the Company had authorized 100,000,000 shares, respectively, of preferred stock, $0.0001 per value per share, of which 60,000,000 shares are designated as Series A Convertible Preferred Stock (“Class A Stock”) with $0.0001 par value per share, of which 52,600,000 and 54,200,000 shares were issued and outstanding as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020 and December 31, 2019, a total of 40,000,000 shares of preferred stock remain undesignated and unissued.

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

Common Shares

As of June 30, 2020, the Company’s authorized common stock was 5,000,000,000 shares, at $0.0001 par value per share, with 1,835,624,306 and 1,698,279,820 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively.

Shares issued during the six months ended June 30, 2020

During the six months ended June 30, 2020, the Company issued an aggregate of 82,344,486 shares of common stock to investors for the conversion of a total of $233,421 of convertible debt and accrued interest.

On January 13, 2020, the Company issued 10,000,000 shares of common stock to a consultant for services with a fair value of $88,000, or $0.0088 per share.

On March 12, 2020, the Company issued 5,000,000 shares of common stock to a consultant for services with a fair value of $30,000, or $0.0060 per share.

NOTE 8 - RELATED PARTY TRANSACTIONS

Accrued Officer Compensation

As of June 30, 2020 and December 31, 2019, a total of $788,611 and $588,611, respectively, was accrued for unpaid officer wages due the Company’s CEO, CFO and President under their respective employment agreements.

Other

The Company’s CEO has advanced the Company funds since 2017, with a balance due of $995,700 and $735,000, respectively, plus accrued interest of $150,536 and $96,273 as of June 30, 2020 and December 31, 2019, respectively. These balances accrue interest at 12% beginning on October 1, 2018, are unsecured and due on demand. Total interest expense on the advances totaled $54,263 and $35,556 for the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020 and December 31, 2019, a total of $16,619  and $16,619, respectively, was due our CEO and our President and is included in accounts payable.

As of June 30, 2020 and December 31, 2019, a total of $14,522 and $15,222, respectively, was due to the founder of DIGS for advances to DIGS.

As of June 30, 2020 and December 31, 2019, a total of $0 and $2,892, respectively, was due the founder of DIGS and is included in accounts payable.

In March 2020, the board of directors authorized the conversion of amounts payable to the Company’s officers to the Company’s common stock. The amounts are convertible at the option of the officer at a conversion price of $0.01 per share.  As of the date of this report, no officer has converted any monies owed into shares of the Company’s common stock.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

In May 2018 the Company entered into an employment agreement with Mr. Greg Lambrecht. The agreement provided that Mr. Lambrecht would serve as CEO and CFO of the Company for a term of three years at an annual salary of Two Hundred Twenty Thousand Dollars ($220,000), and an incentive bonus as determined by the board of directors. The agreement shall automatically be renewed for additional three-year periods unless either party has provided written termination of this Agreement at least 90 days prior to the expiration of such term.  Greg Lambrecht resigned as CFO of the Company in January 2020.

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

In January 2020, the Company entered into an employment agreement with Corey Lambrecht to serve as the Chief Financial Officer of the Company effective January 1, 2020. The following is a summary of the material terms of the employment agreement (all capitalized terms not otherwise defined herein are defined in the employment agreement): term is for a period of one year; salary is Eighty Thousand Dollars ($80,000.00) per year; if employment is terminated as a result of his death or Disability, the Company shall pay the Base Salary and any accrued but unpaid Bonus and expense reimbursement amounts through the date of his Death or Disability and a lump sum payment equal to $40,000 (at the time his Death or Disability occurs) within 30 days of his Death or Disability; If employment is terminated by the Board for Cause, then the Company shall pay the Base Salary and Bonus earned through the date of his termination; If employment is terminated upon the occurrence of a Change of Control or within six (6) months thereafter, the Company (or its successor, as applicable) shall (i) continue to pay to the Base Salary for a period of six (6) months following such termination, (ii) pay any accrued and any earned but unpaid Bonus, (iii) pay the Bonus he would have earned had he remained with the Company for six (6) months from the date which such termination occurs, and (iv) pay expense reimbursement amounts through the date of termination.

Equity Incentive Plan

On January 30, 2020, the Company adopted the 2019 Equity Incentive Plan (the “Plan”) to provide additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons.  As of the date of this report the Company has not issued any awards under the Plan.

NOTE 10 - REVENUE CLASSES AND CONCENTRATIONS

Selected financial information for the Company’s operating revenue for disaggregated revenue purposes are as follows:

	Six Months Ended June 30,	Six Months Ended June 30,
	2020	2019

Revenue by product/service lines:

Retail	$34,362	$79,973
Distribution	95,693	454,172
Services	1,340,444	585,604
Total	$1,470,499	$1,119,749

Revenue by subsidiary:

Singlepoint (parent company)	$127,865	$478,228
SDS	1,318,184	85,784
DIGS	24,450	70,951
Shield Saver	-	19,340
JAG	-	465,446
Total	$1,470,499	$1,119,749

One customer represented approximately 57% of the Company’s accounts receivable balance as of June 30, 2020.  Two customers represented approximately 70% and 17%, respectively, of the Company’s accounts receivable balance as of December 31, 2019.  No customer comprised more than 10% of the Company’s revenue for six months ended June 30, 2020 or 2019.

NOTE 11 - SUBSEQUENT EVENTS

Equity Financing Agreement

On April 21, 2020 Singlepoint Inc. (the “Company”) entered an Equity Financing Agreement (the “Equity Financing Agreement”) and Registration Rights Agreement (the “Registration Rights Agreement”) with GHS Investments LLC (“GHS”).  Pursuant to the Equity Financing Agreement GHS agreed to purchase up to Seven Million Dollars ($7,000,000) in shares of the Company’s common stock, from time to time over the course of twenty four (24) months after effectiveness of a registration statement on Form S-1 (the “Registration Statement”) of the underlying shares of Common Stock (the “Contract Period”).  The Registration Statement was declared effective on July 29, 2020 at which time the Company is authorized to direct GHS to purchase shares of Common Stock of the Company.

The Equity Financing Agreement grants the Company the right, from time to time at its sole discretion (subject to certain conditions) during the Contract Period, to direct GHS to purchase shares of Common Stock on any business day (a “Put”), provided that at least ten trading days has passed since the most recent Put. The purchase price of the shares of Common Stock contained in a Put shall be eighty percent (80%) percent of the lowest volume weighted average price (VWAP) of the Company’s Common Stock for ten (10) consecutive trading days preceding the Put.  No Put will be made in an amount less than twenty-five thousand dollars ($25,000) or greater than five hundred thousand dollars ($500,000). In no event is the Company entitled to make a Put or is Investor be entitled to purchase that number of shares of Common Stock of the Company, which when added to the sum of the number of shares of Common Stock beneficially owned (as such term is defined under Section 13(d) and Rule 13d-3 of the 1934 Act), by GHS, would exceed 4.99% of the number of shares of Common Stock outstanding on such date, as determined in accordance with Rule 13d-1(j) of the 1934 Act.

The Equity Financing Agreement shall terminate upon any of the following events: when GHS has purchased an aggregate of Seven Million Dollars ($7,000,000) in the Common Stock of the Company pursuant to the Equity Financing Agreement;  on the Date that is twenty-four (24) calendar months from the date the Registration Statement is declared "Effective"; at such time that the Registration Statement is no longer in effect; by the Company at any time, after ninety (90) calendar days notice following the closing of any Put; or upon thirty (30) calendar days after written notice by the Company if no Put Notices have been delivered. Actual sales of shares of Common Stock to the Investor under the Equity Financing Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations.  The net proceeds under the Equity Financing Agreement to the Company will depend on the frequency and prices at which the Company sells shares of its stock to GHS.

On August 6, 2020, the Company issued 14,820,249 shares of common stock to GHS at a price of $51,404 (or $0.0035 per share) under the initial Put notice issued by the Company under the Equity Financing Agreement.

Letter of Intent

On July 20, 2020 SDS entered into a letter of intent (the “Letter of Intent”) with Standard Eco LLC (“Standard Eco,” a developer and installer of grid tied solar electric systems).  Pursuant to the Letter of Intent SDS would acquire Fifty One Percent (51%) of the interests of Standard Eco in exchange for Fifty Thousand Dollars ($50,000) and shares of common stock of the Company (the “Shares”) valued at Five Hundred Fifteen Thousand Dollars ($515,000), based on the 10 day volume weighted average price of the common stock immediately preceding the closing date or dates defined in the definitive agreement.  The Letter of Intent provides: (i) that the holders of the Shares will agree to enter into voting agreements to vote along in concurrence with board of directors of the Company for a three-year period, (ii) Seventy Percent (70%) of the quarterly net profits (if any) to be distributed in accordance with ownership percentages within 45 days of the end of the quarter or when the financial statements for each quarter are prepared, (iii) Twenty Percent (20%) of the annual profit (if any) shall remain in the company for working capital or general corporate purposes, (iv) the remaining annual profit (if any) shall be distributed within 45 days of the end of the calendar year or when the annual financial statement are prepared, and (v) retain certain employees of Standard Eco for a period of at least two years.  The closing of the transactions set forth in the Letter of Intent are contingent on satisfactory completion of due diligence, and entry into suitable definitive documentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Singlepoint Inc. (hereinafter the “Company”, “Our”, “We” or “Us”) is a technology and acquisition company with a focus on acquiring companies that will benefit from the injection of growth capital and technology integration. Our portfolio companies include solar installation, mobile payments, hemp and ancillary cannabis services. We built our portfolio by acquiring an interest in undervalued companies, thereby providing a rich, diversified holding base. We acquire and work with key company management to grow successful candidate companies.

Plan of Operation

We are a company whose core subsidiaries include solar and hemp. We built our portfolio by acquiring undervalued companies, providing a rich, diversified holding base. The Company looks to acquire businesses and build brands based on technology solutions we believe will increase efficiencies across various markets.

Critical Accounting Policies

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended June 30, 2020.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the period ended June 30, 2020.

Results of Operations

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Comparison of the Three Months Ended June 30, 2020 with the Three Months Ended June 30, 2019

Revenue. For the three months ended June 30, 2020, we generated revenues of $395,277 as compared to $856,859 for the three months ended June 30, 2019. The decrease of revenue was due primarily to the sale of hemp products the Company executed to a distributor of approximately $447,000 in the three months ended June 30, 2019.

Cost of Revenues. For the three months ended June 30, 2020 cost of revenue decreased to $290,594 from $440,946 for the three months ended June 30, 2019. The decrease was mainly due to the decrease in revenue for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Consulting fees. For the three months ended June 30, 2020, consulting fees decreased to $36,921 from $94,059 for the three months ended June 30, 2019, primarily due to reduced utilization of consultants during the three months ended June 30, 2020.

Investor Relations. For the three months ended June 30, 2020, investor relations expense decreased to $19,368 from $35,788 for the three months ended June 30, 2019, primarily as a result of decreased use of investor relation services during the three months ended June 30, 2020.

General and Administrative Expenses. Our general and administrative expenses decreased to $689,557 for the three months ended June 30, 2020 from $3,971,594 for the three months ended June 30, 2019. The decrease was primarily a result of preferred stock issued to officers totaling $3,100,000 during the three months ended June 30, 2019, with no preferred stock issued for services during the three months ended June 30, 2020.

Other Income (Expense). For the three months ended June 30, 2020, other expense was $441,630, compared to other expense of $3,812,660 for the three months ended June 30, 2019. The decrease in other expense was primarily due to the gain on change in fair value of derivative liability of $291,634 recognized in the three months ended June 30, 2020 compared to the loss on change in fair value of derivative liability of $2,984,286 recognized during the three months ended June 30, 2019.

Net Loss. The Company’s net loss attributable to Singlepoint Inc stockholders was $1,025,790 compared to $7,418,493 for the three months ended June 30, 2020 and 2019, respectively. The decrease in net loss was mainly due to the decrease in general and administrative expenses and other expense.

Comparison of the Six Months Ended June 30, 2020 with the Six Months Ended June 30, 2019

Revenue. For the six months ended June 30, 2020, we generated revenues of $1,470,499 as compared to $1,119,749 for the six months ended June 30, 2019. The increase of revenue was due primarily to the integration of SDS  acquired in May 2019.

Cost of Revenues. For the six months ended June 30, 2020, cost of revenue increased to $1,056,202 from $628,207 for the six months ended June 30, 2019. The increase was mainly due to the increase in revenue from SDS  acquired in May 2019.

Consulting fees. For the six months ended June 30, 2020, consulting fees increased to $173,937 from $161,501 for the six months ended June 30, 2019, primarily due to increased utilization of consultants during the six months ended June 30, 2020.

Professional and Legal Fees. For the six months ended June 30, 2020, professional and legal fees increased to $171,614 from $151,977 for the six months ended June 30, 2019, primarily due to work related to our Registration Statement provided during the six months ended June 30, 2020.

Investor Relations. For the six months ended June 30, 2020, investor relations expense decreased to $63,152 from $148,227 for the six months ended June 30, 2019, primarily as a result of decreased use of investor relations consultants.

General and Administrative Expenses. Our general and administrative expenses decreased to $1,380,529 for the six months ended June 30, 2020 from $4,266,619 for the six months ended June 30, 2019. The decrease was primarily a result of preferred stock issued to officers totaling $3,100,000 during the six months ended June 30, 2019, with no preferred stock issued for services during the six months ended June 30, 2020.

Other Income (Expense). For the six months ended June 30, 2020, other expense was $1,767,446, compared to other expense of $4,576,231 for the six months ended June 30, 2019. The decrease in other expense was primarily due to the $3,601,269 loss on change in fair value of derivative liability incurred during the six months ended June 30, 2019.

Net Loss. The Company’s net loss attributable to Singlepoint Inc stockholders was $2,946,221 and $8,685,846 for the six months ended June 30, 2020 and 2019, respectively. The decrease in net loss was mainly due to the decrease in general and administrative expenses, as well as the $3,601,269 loss on change in fair value of derivative liability incurred during the six months ended June 30, 2019.

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

The Company had $76,476 in cash as of June 30, 2020. The Company has negative working capital of approximately $9 million, and total stockholders’ deficit of approximately $7 million as of June 30, 2020.  As of June 30, 2020, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to maintain profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

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

Operating Activities

Cash flow used in operating activities – Net cash used in operating activities was $918,429 for the six months ended June 30, 2020 primarily as a result of our net loss attributable to Singlepoint Inc stockholders of $2,946,221, offset partially by non-cash amortization of debt discounts of $1,079,374 and loss on change in fair value of derivatives of $417,298. Net cash used in operating activities for the six months ended June 30, 2019 was $950,047, primarily as a result our net loss attributable to Singlepoint Inc stockholders of $8,685,846, partially offset by non-cash amortization of debt discounts of $792,030, loss on change in fair value of derivatives of $3,601,269, and preferred stock issued for services of $3,100,000.

Investing Activities

Cash flow used in investing activities – The Company received cash of $25,000 for the return of an investment during the six months ended June 30, 2020. The Company used cash of $100,000 towards the acquisition of SDS during the six months ended June 30, 2019.

Financing Activities

Cash flow from financing activities – During the six months ended June 30, 2020, our financing activities provided cash of $859,777 primarily from proceeds from advances from related party of $260,000, proceeds from short-term notes payable of $332,737 and proceeds from the issuance of convertible notes of $320,500. During the six months ended June 30, 2019, our financing activities provided cash of $1,066,980 primarily from proceeds from advances from related party of $123,445 and proceeds from the issuance of convertible notes of $1,000,000.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

During the three months ended June 30, 2020, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Based on that evaluation, our management, including our President and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2020 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

Based on our evaluation under the framework described above, our management concluded that we had “material weaknesses” (as such term is defined below) in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

1)	inadequate segregation of duties consistent with control objectives.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2020, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor its property is a party to any pending legal proceeding.

Item 1A. Risk Factors

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2020, the Company issued an aggregate of 50,309,973 shares of common stock to an investor for the conversion of a total of $155,000 of convertible debt and accrued interest.

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

SINGLEPOINT INC.

Dated: August 14, 2020	By:	/s/ Gregory P. Lambrecht
Gregory P. Lambrecht
Chief Executive Officer, Director

