Form 10-Q
period 2020-09-30
SinglePoint Inc.
filed 2020-11-16
CIK 1443611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 16, 2020, the Company had 2,267,658,319 outstanding shares of its common stock, par value $0.0001.

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

2

SINGLEPOINT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	September 30, 2020	December 31, 2019
		(Audited)

ASSETS
CURRENT ASSETS:
Cash	$42,361	$110,128
Accounts receivable	10,143	49,228
Prepaid expenses	4,834	24,427
Inventory	35,906	74,663

Total Current Assets	93,244	258,446

NON-CURRENT ASSETS:
Property, net (Note 5)	93,608	136,931
Investment, at cost (Note 3)	35,000	60,000
Intangible assets, net (Note 3)	52,635	-
Goodwill (Note 3)	1,893,740	1,966,340

Total Assets	$2,168,227	$2,421,717

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
CURRENT LIABILITIES:
Accounts payable, including related party (Note 8)	$172,480	$167,939
Accrued expenses, including accrued officer salaries (Note 8)	1,474,888	843,136
Current portion of convertible notes payable, net of debt discount (Note 4)	840,500	2,070,898
Capital lease obligations, current portion (Note 5)	56,979	58,738
Advances from related party (Note 8)	1,286,087	878,515
Short-term notes payable	332,737	-
Derivative liability	3,233,650	2,813,150

Total Current Liabilities	7,397,321	6,832,376

LONG-TERM LIABILITIES:
Convertible notes payable, net of current portion (Note 4)	2,010,550	-
Capital lease obligations, net of current portion (Note 5)	57,230	98,881
Long-term note payable	150,000	-

Total Liabilities	9,615,101	6,931,257

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' DEFICIT
Undesignated preferred stock, par value $0.0001; 40,000,000 shares authorized; no shares issued and outstanding	-	-

Class A convertible preferred stock, par value $0.0001; 60,000,000 shares authorized; 52,600,000 and 54,200,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	5,260	5,420

Common stock, par value $0.0001; 5,000,000,000 shares authorized; 1,943,081,280 and 1,698,279,820 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	194,308	169,828

Additional paid-in capital	73,226,776	72,210,393
Accumulated deficit	(80,461,836)	(76,752,170)
Total Singlepoint Inc. stockholders' deficit	(7,035,492)	(4,366,529)
Non-controlling interest	(411,382)	(143,011)
Total Stockholders' Deficit	(7,446,874)	(4,509,540)

Total Liabilities and Stockholders' Deficit	$2,168,227	$2,421,717

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

REVENUE	$1,025,129	$1,050,374	$2,495,628	$2,170,123

Cost of Revenue	796,459	524,483	1,852,661	1,610,394

Gross profit	228,670	525,891	642,967	559,729

OPERATING EXPENSES:
Consulting fees	75,477	367,599	249,414	529,100
Professional and legal fees	75,732	56,760	247,346	208,737
Investor relations	25,816	2,000	88,968	150,227
General and administrative	651,341	753,229	2,031,870	4,562,144

Operating expenses	828,366	1,179,588	2,617,598	5,450,208

LOSS FROM OPERATIONS	(599,696)	(653,697)	(1,974,631)	(4,890,479)

OTHER INCOME (EXPENSE):
Interest expense	(126,143)	(91,779)	(355,653)	(274,711)
Amortization of debt discounts	(710,314)	(530,267)	(1,789,688)	(1,322,297)
Loss on settlement of debt	-	-	(41,264)	-
Gain (loss) on change in fair value of derivative liability	600,497	1,984,195	183,199	(1,617,074)
Loss on disposal of subsidiary	-	(54,798)	-	(54,798)

Other income (expense)	(235,960)	1,307,351	(2,003,406)	(3,268,880)

INCOME (LOSS) BEFORE INCOME TAXES	(835,656)	653,654	(3,978,037)	(8,159,359)

Income taxes	-	-	-	-

NET INCOME (LOSS)	(835,656)	653,654	(3,978,037)	(8,159,359)

Loss (income) attributable to non-controlling interests	72,211	(33,898)	268,371	93,269

NET INCOME (LOSS) ATTRIBUTABLE TO SINGLEPOINT INC. STOCKHOLDERS	$(763,445)	$619,756	$(3,709,666)	$(8,066,090)

Net income (loss) per share - basic	$(0.00)	$0.00	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic	1,868,940,176	1,623,777,941	1,797,725,296	1,445,069,147

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Preferred Stock Par Value $0.0001		Common Stock Par Value $0.0001		Additional		Non-	Total
	Number of Shares	Amount	Number of Shares	Amount	paid-in Capital	Accumulated Deficit	controlling Interest	Stockholders' Deficit

Balance, December 31, 2019	54,200,000	$5,420	1,698,279,820	$169,828	$72,210,393	$(76,752,170)	$(143,011)	$(4,509,540)

Issuance of common shares for services			15,000,000	1,500	116,500			118,000
Issuance of common shares for principal and accrued interest on convertible notes			32,034,513	3,203	75,218			78,421
Settlement of derivative liability due to debt conversion					158,673			158,673

Net loss						(1,920,431)	(42,361)	(1,962,792)

Balance, March 31, 2020	54,200,000	$5,420	1,745,314,333	$174,531	$72,560,784	$(78,672,601)	$(185,372)	$(6,117,238)

Issuance of common shares for principal and accrued interest on convertible notes			50,309,973	5,031	149,969			155,000
Conversion of preferred shares	(1,600,000)	(160)	40,000,000	4,000	(3,840)			-
Settlement of derivative liability due to debt conversion					161,092			161,092

Net loss						(1,025,790)	(153,799)	(1,179,589)

Balance, June 30, 2020	52,600,000	$5,260	1,835,624,306	$183,562	$72,868,005	$(79,698,391)	$(339,171)	$(6,980,735)

Issuance of common shares pursuant to investment agreement			70,987,570	7,099	209,285			216,384
Issuance of common shares for principal and accrued interest on convertible notes			36,469,404	3,647	88,149			91,796
Settlement of derivative liability due to debt conversion					61,337			61,337

Net loss						(763,445)	(72,211)	(835,656)

Balance, September 30, 2020	52,600,000	$5,260	1,943,081,280	$194,308	$73,226,776	$(80,461,836)	$(411,382)	$(7,446,874)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Preferred Stock Par Value $0.0001		Common Stock Par Value $0.0001		Additional		Non-	Total
	Number of Shares	Amount	Number of Shares	Amount	paid-in Capital	Accumulated Deficit	controlling Interest	Stockholders' Deficit

Balance, December 31, 2018	50,950,000	$5,095	1,236,319,023	$123,632	$63,940,510	$(68,846,438)	$(89,163)	$(4,866,364)

Issuance of common shares for services previously accrued			8,000,000	800	799,200			800,000
Issuance of common shares for principal and accrued interest on convertible notes			44,531,249	4,453	195,046			199,499
Conversion of preferred shares	(1,750,000)	(175)	10,500,000	1,050	(875)			-
Settlement of derivative liability due to debt conversion					682,481			682,481

Net income (loss)						(1,267,353)	662	(1,266,691)

Balance, March 31, 2019	49,200,000	$4,920	1,299,350,272	$129,935	$65,616,362	$(70,113,791)	$(88,501)	$(4,451,075)

Issuance of common shares for services previously accrued								-
Issuance of common shares for acquisition			156,058,751	15,606	1,950,735			1,966,341
Issuance of common shares for principal and accrued interest on convertible notes			40,681,898	4,068	165,933			170,001
Issuance of preferred shares for services	10,000,000	1,000			3,099,000			3,100,000
Conversion of preferred shares	(4,000,000)	(400)	100,000,000	10,000	(9,600)			-
Settlement of derivative liability due to debt conversion					450,705			450,705

Net loss						(7,418,493)	(127,829)	(7,546,322)

Balance, June 30, 2019	55,200,000	$5,520	1,596,090,921	$159,609	$71,273,135	$(77,532,284)	$(216,330)	$(6,310,350)

Issuance of common shares for services			23,483,333	2,349	321,701			324,050
Issuance of common shares for principal and accrued interest on convertible notes			12,254,902	1,225	48,775			50,000
Conversion of preferred shares	(1,000,000)	(100)	25,000,000	2,500	(2,400)			-
Settlement of derivative liability due to debt conversion					113,177			113,177
Disposal of subsidiary							109,153	109,153

Net income						619,756	33,898	653,654

Balance, September 30, 2019	54,200,000	$5,420	1,656,829,156	$165,683	$71,754,388	$(76,912,528)	$(73,279)	$(5,060,316)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

   (Unaudited)

	For the Nine Months Ended
	September 30, 2020	September 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Singlepoint Inc. stockholders	$(3,709,666)	$(8,066,090)

Adjustments to reconcile net loss to net cash used in operating activities
Loss attributable to non-controlling interests	(268,371)	(93,269)
Loss on disposal of subsidiary	-	54,798
Common stock issued for services	118,000	324,050
Depreciation	43,323	-
Amortization of intangibles	19,965	-
Amortization of debt discounts	1,789,688	1,322,297
(Gain) loss on change in fair value of derivatives	(183,199)	1,617,074
Loss on debt settlement	41,264	-
Preferred stock issued for services	-	3,100,000
Changes in operating assets and liabilities:
Accounts receivable	39,085	(10,874)
Prepaid expenses	19,593	(32,607)
Inventory	38,757	(6,067)
Accounts payable	4,541	(87,922)
Accrued expenses	648,042	566,407

NET CASH USED IN OPERATING ACTIVITIES	(1,398,978)	(1,312,203)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received for return of investment	25,000	-

NET CASH USED IN INVESTING ACTIVITIES	25,000	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	216,384	-
Proceeds from advances from related party	355,000	138,445
Proceeds from short-term notes payable	332,737	-
Proceeds from long-term notes payable	150,000
Payments on advances to related party	-	(10,961)
Payments on notes payable	-	(90,000)
Payments on convertible notes payable	(25,000)	-
Payments on capital lease obligations	(43,410)	-
Proceeds from issuance of convertible notes	320,500	1,500,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,306,211	1,537,484

NET CHANGE IN CASH	(67,767)	225,281

Cash at beginning of period	110,128	68,781

Cash at end of period	$42,361	$294,062

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$52,648
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for accrued interest	$4,982	$-
Common stock issued to acquire subsidiary	$-	$1,966,341
Original issue discount from issuance of notes payable	$39,500	$150,000
Common stock issued for conversion of debt and accrued interest	$325,217	$419,500
Recognition of debt discount attributable to derivative liability	$984,801	$1,250,000
Derivative liability settlements	$381,102	$1,246,363
Conversion of preferred stock to common stock	$4,000	$13,550
Issuance of common stock previously accrued	$-	$800,000
Derivative liability recognized from convertible debt	$1,133,240	$-

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

Business

The Company looks to acquire businesses and generate business through solar and renewable based technologies. We strive to create long-term value for our shareholders by helping our partner companies to increase their market penetration, grow revenue and improve cash flow. We currently have three subsidiaries, Singlepoint Direct Solar LLC (“SDS”, 51% interest), Discount Garden Supply, Inc. (“DIGS”, 90% interest), and ShieldSaver, LLC (“ShieldSaver”, 51% interest).

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2020, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2019 as disclosed in our Form 10-K filed with the Securities and Exchange Commission on March 31, 2020. The results of the nine months ended September 30, 2020 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2020.

Principles of Consolidation

The consolidated financial statements include the accounts of Singlepoint, DIGS, SDS and ShieldSaver as of September 30, 2020 and December 31, 2019, and for the three and nine months ended September 30, 2020 and 2019 (with the accounts of Jiffy Auto Glass (“JAG”), a former subsidiary, included in the three and nine months ended September 30, 2019).  All significant intercompany transactions have been eliminated in consolidation.

Revenues

The Company records revenue under the adoption of ASC 606 by analyzing exchanges with its customers using a five-step analysis:

(1)	identifies the contract(s) with a customer;

(2)	identifies the performance obligations in the contract(s);

(3)	determines the transaction price;

(4)	allocates the transaction price to the performance obligations in the contract(s); and

(5)	recognizes revenue when (or as) the entity satisfies a performance obligation.

The Company incurs costs associated with product distribution, such as freight and handling costs. The Company has elected to treat these costs as fulfillment activities and recognizes these costs at the same time that it recognizes the underlying product revenue. In accordance with ASC 606, the Company recognizes revenue at an amount that reflects the consideration that the Company expects to be entitled to receive in exchange for transferring goods or services to its customers. The Company’s policy is to record revenue when control of the goods transfers to the customer.

The Company uses three categories for disaggregated revenue classification:

(1)	Retail Sales (DIGS, Singleseed),

(2)	Distribution (hemp-related products) and,

(3)	Services Revenue (Direct Solar, Mobile Web Credit Card Gateway, Shieldsaver).

Additionally, the company also disaggregates revenue by subsidiary:

(1)	Singlepoint (parent company)

(2)	Direct Solar

(3)	DIGS

There were no revenues from Shield Saver or JAG (dissolved in 2019) during the nine months ended September 30, 2020.

Retail Sales. Our retail sales include our products sold directly to consumers, with sales recognized upon delivery of the product to the customer, with the customer taking risk of ownership and assuming risk of loss. Payment is due upon delivery. DIGS operates an online store and sells nutrients, lights, HVAC systems and other products to consumers. Singleseed provides hemp-based products through its online portal.

Distribution Revenue. Our distribution revenue includes Singlepoint’s hemp-related product sales to third-party resellers with revenue recognized upon delivery of the product to the reseller, with the reseller taking risk of ownership and assuming risk of loss. Payment is due upon delivery or within 30 days of invoicing.

Services Revenue. Our services revenue includes services provided by Direct Solar, which earns commission revenue for solar services placed with third-party contractors and recognizes revenue upon date of completion of installation. Cash received in advance of contract completion is recognized as deferred revenue until contracts are complete. Singlepoint’s Mobile Web Credit Card Gateway provides mobile payment services to consumers with revenue recognized upon completion of the service. ShieldSaver offers business-to business services related to windshield repair and replacement for consumers. Service revenue is recognized as the performance obligations are fulfilled, with the customer taking risk of ownership and assuming risk of loss. Payment for service revenue is generally due upon completion.

Returns and other adjustments

The Company records an estimate for provisions of discounts, returns, allowances, customer rebates and other adjustments for each shipment, and are netted with gross sales.  The Company’s discounts and customer rebates are known at the time of sale and the Company appropriately debits net product revenues for these transactions based on the known discount and customer rebates.  The Company estimates for customer returns and allowances based on estimates of historical transactions and accounts for such provisions during the same period in which the related revenues are earned.  Customer discounts, returns and rebates on product revenues during the nine months ended September 30, 2020 and 2019 are not material.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of ninety days or less at the time of purchase to be cash equivalents. The Company maintains deposits in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had no deposits in excess of amounts insured by the FDIC as of September 30, 2020.

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

The following table summarizes the number of shares of common stock issuable pursuant to our convertible securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	Nine months Ended	Nine months Ended
	September 30,	September 30,
	2020	2019

Series A Preferred Stock	1,315,000,000	1,355,000,000
Convertible notes	2,425,679,721	398,295,673
Warrants	10,000,000	10,000,000
Potentially dilutive securities	3,750,679,721	1,763,295,673

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

The Company’s derivative liabilities have been valued as Level 3 instruments.

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – September 30, 2020	$–	$–	$3,233,650	$3,233,650

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability – December 31, 2019	$–	$–	$2,813,150	$2,813,150

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2019 and September 30, 2020:

Derivative Liability
Balance, December 31, 2019	2,813,150
Additions recognized as debt discount	984,801
Derivative liability settlements	(381,102)
Mark-to-market at September 30, 2020	(183,199)
Balance, September 30, 2020	$3,233,650

Net income for the year included in earnings relating to the liabilities held at September 30, 2020	$183,199

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

There were various other accounting standards and interpretations issued recently, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows. Management has evaluated these new pronouncements through September 30, 2020.

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

The Company had total investments of $35,000 and $60,000 as of September 30, 2020 and December 31, 2019, respectively.

2019 Asset Acquisition – Direct Solar LLC and AI Live Transfers LLC

On May 14, 2019, the Company, via the formation of SDS, completed the acquisition of certain assets of Direct Solar LLC and AI Live Transfers LLC (the “Acquired Assets”). The Company owns 51% of the membership interests of SDS. In connection with the acquisition of these assets the Company issued an aggregate of 156,058,751 shares of common stock. The Company agreed that it shall reinvest into SDS its portion of distributions of Net Cash Flow (as defined in the Operating Agreement of SDS), if any, up to $250,000 per quarter, up to a total of $750,000.  SDS has not made any distributions and no amounts have been reinvested as of September 30, 2020.

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

Total revenue of $2,301,203, net loss of $559,363, and contributed net loss of $285,275 after non-controlling interest related to SDS for the nine months ended September 30, 2020 are included in the Company’s accompanying consolidated statement of operations.

Goodwill and Intangible Assets

The following table presents details of the Company’s goodwill as of September 30, 2020 and December 31, 2019:

SDS
Balances at December 31, 2018:	$-
Aggregate goodwill acquired	1,966,340
Impairment losses	-
Balances at December 31, 2019:	1,966,340
Aggregate goodwill acquired	-
Impairment losses	-
Goodwill adjustment	(72,600)
Balances at September 30, 2020:	$1,893,740

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

The Company used the discounted cash flow method for the impairment testing as of September 30, 2020. The Company performed discounted cash flow analysis projected over four years to estimate the fair value of the reporting unit, using management’s best judgement as to revenue growth rates and expense projections. This analysis indicated cash flows (and discounted cash flows) greater than the book value of goodwill. The Company determined there were no indicators of impairment in goodwill during the nine months ended September 30, 2020.

During the nine months ended September 30, 2020, the Company adjusted its goodwill to reflect its final valuation of its goodwill and intangible assets.  The adjustment decreased goodwill and increased intangible assets by $72,600, with no effect on total purchase price.  The gross intangible assets of $72,600 have an estimated useful life of five years, a net book value of $52,635 as of September 30, 2020, and amortization expense of $19,965 for the nine months ended September 30, 2020.  Total future annual amortization expense is $14,520 per year.

Proforma Information (unaudited)

Singlepoint Direct Solar LLC

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

Nine Months Ended September 30,
2019
Net revenue	$2,924,672
Net loss	$(8,216,037)

NOTE 4 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Convertible notes payable consisted of the following:

	September 30, 2020	December 31, 2019

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

Convertible note payable to investor (the “UAHC Note”) dated October 10, 2017, with interest at 10%, an OID of $70,000, due October 6, 2019, convertible into shares of the Company’s common stock at a discount of 60% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 trading days prior to conversion. The UAHC Note includes a warrant to purchase 5,000,000 shares of the Company’s common stock at a price of $0.10 per share. The UAHC Note is secured by substantially all assets of the Company. The investor converted a total of $125,000 of principal and accrued interest of this note into 29,543,067 shares of the Company’s common stock and was repaid $50,000 by the Company during the year ended December 31, 2019. This note was amended on October 12, 2020 (see Note 11).

	619,490	619,490

Convertible note payable to investor (the “Iliad Note”) dated November 5, 2018 totaling $500,000, plus OID of $225,000 and legal fees of $20,000. The Iliad Note bears interest at 10% and matures on November 5, 2020. Total available under note is $5,520,000, including $500,000 OID (and $20,000 in legal fees applied to the first $500,000 tranche). The Iliad Note is convertible into shares of the Company’s common stock after 180 days at a discount of 35% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 trading days prior to conversion. The Company borrowed $1,925,000 (including OID of $175,000) under this note during the year ended December 31, 2019. The investor converted a total of $215,000 of principal and accrued interest of this note into 72,648,022 shares of the Company’s common stock during the nine months ended September 30, 2020.  The Iliad Note is secured by substantially all assets of the Company. This note was amended on October 12, 2020 (see Note 11).

	2,280,000	2,495,000

Convertible note payable to investor (the “GSC Note”) dated March 11, 2020 totaling $320,500, plus OID of $30,000 and legal fees of $9,500. The GSC Note bears interest at 10% and matures on March 6, 2021. Total available under note is $1,440,000, including $120,000 OID (and $9,500 in legal fees taken on first $320,500 tranche). The GSC Note is convertible into shares of the Company’s common stock at any time at a discount of 25% of the lowest closing bid price of the Company’s common stock during the 10 trading days prior to conversion. The investor converted a total of $31,521 of principal and accrued interest of this note into 14,131,355 shares of the Company’s common stock during the nine months ended September 30, 2020.

	330,000	-

Convertible note payable with an accredited investor dated October 31, 2016, with interest at 0%, due October 31, 2017, convertible at $0.007 per share. This note is currently in default.	$10,500	$10,500

Total convertible notes payable	3,239,990	3,225,225
Less debt discounts	(388,940)	(1,154,327)
Convertible notes payable, net	2,851,050	2,070,898
Less current portion of convertible notes, net	(840,500)	(2,070,898)
Long-term convertible notes payable, net	$2,010,550	$-

Aggregate maturities of long-term debt as of September 30, 2020 are due in future years as follows:

2021	$840,500
2022	600,000
2023	600,000
2024	600,000
2025	599,490
$3,239,990

Accrued interest on the above notes payable totaled $473,200 and $227,352 as of September 30, 2020 and December 31, 2019, respectively. Interest expense for the above notes payable for the nine months ended September 30, 2020 and 2019 was $249,033 and $274,711, respectively. Total amortization of debt discounts was $1,789,688 and $1,322,297 for the nine months ended September 30, 2020 and 2019, respectively.

Short-term Notes Payable

In May 2020, the Company received total loan proceeds of $332,737 under the SBA’s Paycheck Protection Program (“PPP”) and is included in short-term notes payable as of September 30, 2020. The two PPP loans include a promissory note with SDS with principal of $312,300, due May 7, 2022, and a promissory note with Singlepoint with principal of $20,437, due in 18 monthly installments beginning December 12, 2020.  Both PPP loans bear interest at 1%.  Under the PPP loan terms, the Company may apply (and plans to apply) for forgiveness of the PPP loans.

Long-term Note Payable

In July 2020, the Company received loan proceeds of $150,000 under the SBA’s Economic Injury Disaster Loan program (“EIDL”).  The EIDL dated May 22, 2020, bears interest at 3.75%, has a 30-year term, is secured by substantially all assets of the Company, and is due in monthly installments of $731 beginning July 1, 2021.

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

The above leases are classified as capital leases under ASC 842 which the Company adopted in 2019. The following is a summary of property held under these capital leases at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019

Office and warehouse facilities	$224,037	$224,037
Accumulated amortization	(130,429)	(87,106)

Total	$93,608	$136,931

Future maturities of obligations under capital leases are as follows:

Twelve months ending September 30,
2021	$65,577
2022	44,812
2023	15,029

Total minimum lease payments	125,418
Amounts representing interest	(11,209)
$114,209

NOTE 6 - DERIVATIVE LIABILITY

Derivative Liability- Debt

The fair value of the described embedded derivative on all convertible debt was valued at $3,233,650 and $2,813,150 at September 30, 2020 and December 31, 2019, respectively, which was determined using the Black Scholes Pricing Model with the following assumptions:

Dividend yields	0%
Term	0 – 2.0 year
Volatility	79.7%–107.0%
Risk free rate:	0.12–1.59%

The Company adjusted the recorded fair value of the derivative liability on debt to market resulting in non-cash, non-operating gain of $183,199 and loss of $1,617,074 for the nine months ended September 30, 2020 and 2019, respectively.

Note 2 contains a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2020.

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

Class A Convertible Preferred Shares

As of September 30, 2020 and December 31, 2019, the Company had authorized 100,000,000 shares, respectively, of preferred stock, $0.0001 per value per share, of which 60,000,000 shares are designated as Series A Convertible Preferred Stock (“Class A Stock”) with $0.0001 par value per share, of which 52,600,000 and 54,200,000 shares were issued and outstanding as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020 and December 31, 2019, a total of 40,000,000 shares of preferred stock remain undesignated and unissued.

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

In April 2020, the President of the Company converted 1,600,000 shares of Class A stock for 40,000,0000 shares of the Company’s common stock.

Common Shares

As of September 30, 2020, the Company’s authorized common stock was 5,000,000,000 shares, at $0.0001 par value per share, with 1,943,081,280 and 1,698,279,820 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.

Equity Financing Agreement

On April 21, 2020, the Company entered an Equity Financing Agreement (the “Equity Financing Agreement”) and Registration Rights Agreement (the “Registration Rights Agreement”) with GHS Investments LLC (“GHS”).  Pursuant to the Equity Financing Agreement GHS agreed to purchase up to $7,000,000 in shares of the Company’s common stock, from time to time over the course of twenty-four (24) months after effectiveness of a registration statement on Form S-1 (the “Registration Statement”) of the underlying shares of Common Stock (the “Contract Period”).  The Registration Statement was declared effective on July 29, 2020 at which time the Company was authorized to direct GHS to purchase shares of Common Stock of the Company.

The Equity Financing Agreement grants the Company the right, from time to time at its sole discretion (subject to certain conditions) during the Contract Period, to direct GHS to purchase shares of Common Stock on any business day (a “Put”), provided that at least ten trading days has passed since the most recent Put. The purchase price of the shares of Common Stock contained in a Put shall be 80% percent of the lowest volume weighted average price (VWAP) of the Company’s Common Stock for ten (10) consecutive trading days preceding the Put.  No Put will be made in an amount less than $25,000 or greater than $500,000. In no event is the Company entitled to make a Put or is Investor be entitled to purchase that number of shares of Common Stock of the Company, which when added to the sum of the number of shares of Common Stock beneficially owned, by GHS, would exceed 4.99% of the number of shares of Common Stock outstanding on such date.

The Equity Financing Agreement shall terminate upon any of the following events: when GHS has purchased an aggregate of $7,000,000 in the Common Stock of the Company pursuant to the Equity Financing Agreement;  on the Date that is twenty-four (24) calendar months from the date the Registration Statement is declared "Effective"; at such time that the Registration Statement is no longer in effect; by the Company at any time, after ninety (90) calendar days notice following the closing of any Put; or upon thirty (30) calendar days after written notice by the Company if no Put Notices have been delivered. Actual sales of shares of Common Stock to the Investor under the Equity Financing Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations.  The net proceeds under the Equity Financing Agreement to the Company will depend on the frequency and prices at which the Company sells shares of its stock to GHS.

Shares issued during the nine months ended September 30, 2020

In August and September, 2020, the Company issued a total of 70,987,570 shares of common stock to GHS at an aggregate price of $216,384 (or $0.0030 per share) under the initial Put notices issued by the Company under the Equity Financing Agreement.

During the nine months ended September 30, 2020, the Company issued an aggregate of 118,813,890 shares of common stock to investors for the conversion of a total of $325,217 of convertible debt and accrued interest.

On January 13, 2020, the Company issued 10,000,000 shares of common stock to a consultant for services with a fair value of $88,000, or $0.0088 per share.

On March 12, 2020, the Company issued 5,000,000 shares of common stock to a consultant for services with a fair value of $30,000, or $0.0060 per share.

NOTE 8 - RELATED PARTY TRANSACTIONS

Accrued Officer Compensation

As of September 30, 2020 and December 31, 2019, a total of $905,230 and $588,611, respectively, was accrued for unpaid officer wages due the Company’s CEO, CFO and President under their respective employment agreements.

Other

The Company’s CEO has advanced the Company funds since 2017, with a balance due of $1,090,700 and $735,000, respectively, plus accrued interest of $182,195 and $96,273 as of September 30, 2020 and December 31, 2019, respectively. These balances accrue interest at 12% beginning on October 1, 2018, are unsecured and due on demand. Total interest expense on the advances totaled $85,922 and $74,910 for the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020 and December 31, 2019, a total of $0 and $16,619, respectively, was due our CEO and our President and is included in accounts payable.

As of September 30, 2020 and December 31, 2019, a total of $13,192 and $15,222, respectively, was due to the founder of DIGS for advances to DIGS.

As of September 30, 2020 and December 31, 2019, a total of $0 and $2,892, respectively, was due the founder of DIGS and is included in accounts payable.

In March 2020, the board of directors authorized the conversion of amounts payable to the Company’s officers to the Company’s common stock. The amounts are convertible at the option of the officer at a conversion price of $0.01 per share.  As of the date of this report, no officer has converted any monies owed into shares of the Company’s common stock.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

In May 2018 the Company entered into an employment agreement with Mr. Greg Lambrecht. The agreement provided that Mr. Lambrecht would serve as CEO and CFO of the Company for a term of three years at an annual salary of $220,000, and an incentive bonus as determined by the board of directors. The agreement shall automatically be renewed for additional three-year periods unless either party has provided written termination of this Agreement at least 90 days prior to the expiration of such term.  Greg Lambrecht resigned as CFO of the Company in January 2020. If employment is terminated as a result of his death or Disability (as defined in the agreement), the Company shall pay, his Base Salary (as defined in the agreement) and any accrued but unpaid Bonus (as defined in the agreement) and expense reimbursement amounts through the date of his Death or Disability and a lump sum payment equal to two years of Base Salary (at the time his Death or Disability occurs) within 30 days of his Death or Disability. In the event the Company does not have the cash flow to pay such amount within 30 days as set forth above, the Company may make such payments over 12 equal monthly installments. If employment is terminated by the Board of Directors of the Company for Cause (as defined in the agreement), then the Company shall pay his Base Salary through the date of his termination and there shall be no further entitlement to any other compensation or benefits from the Company. If employment is terminated by the Company (or its successor) upon the occurrence of a Change of Control (as defined in the agreement) or within six (6) months thereafter, the Company (or its successor, as applicable) shall (i) continue to pay to his Base Salary for a period of thirty six (36) months following such termination, (ii) pay any accrued and any earned but unpaid Bonus, (iv) pay the Executive the Bonus he would have earned had he remained with the Company for six (6) months from the date which such termination occurs, (iv) pay expense reimbursement amounts through the date of termination. While the Company does not currently have a stock option plan, if one is created in the future and options are granted to Mr. Lambrecht, all such Stock Options that have not vested as of the date of such termination shall be accelerated and deemed to have vested as of such termination date and shall remain exercisable for a period as outlined in the Company’s Stock Option program, and (v) Mr. Lambrecht shall be entitled to receive equivalent share issuances as any executive officer, management or director of the Company receives for a period of 36 months thereafter. If employment is terminated by Mr. Lambrecht for Good Reason (as defined in the agreement), or if this Agreement is not renewed, then the Company shall (i) pay a single lump sum cash payment within five business days of such termination equal to 18 times the then monthly Base Salary in effect regardless of when such termination occurs (provided, that in the event the Company does not have the cash flow to pay such amount within five business days as set forth above, the Company may make such payments over 12 equal monthly installments), and (ii) pay Executive the Bonus he would have earned had he remained with the Company for six (6) months from the date which such termination occurs, and (iii) pay Executive any expense reimbursement amounts owed, and payment for any unused vacation days, through the date of termination. All Stock Options that are scheduled to vest in the contract year of the date of such termination shall be accelerated and deemed to have vested as of the termination date. All Stock Options that have not vested (or deemed to have vested pursuant to the preceding sentence) shall be deemed expired, null and void. Any Stock Options that have vested as of the date of termination shall remain exercisable for a period as outlined in the Company’s Stock Option program.

In May 2018 the Company entered into an employment agreement with Mr. Ralston. The agreement provided that Mr. Ralston would serve as President of the Company for a term of three years at an annual salary of $100,000, and an incentive bonus as determined by the board of directors. The agreement shall automatically be renewed for additional three-year periods unless either party has provided written termination of this Agreement at least 90 days prior to the expiration of such term. If employment is terminated as a result of his death or Disability (as defined in the agreement), the Company shall pay, his Base Salary (as defined in the agreement) and any accrued but unpaid Bonus (as defined in the agreement) and expense reimbursement amounts through the date of his Death or Disability and a lump sum payment equal to two years of Base Salary (at the time his Death or Disability occurs) within 30 days of his Death or Disability. In the event the Company does not have the cash flow to pay such amount within 30 days as set forth above, the Company may make such payments over 12 equal monthly installments. If employment is terminated by the Board of Directors of the Company for Cause (as defined in the agreement), then the Company shall pay his Base Salary through the date of his termination and there shall be no further entitlement to any other compensation or benefits from the Company. If employment is terminated by the Company (or its successor) upon the occurrence of a Change of Control (as defined in the agreement) or within six (6) months thereafter, the Company (or its successor, as applicable) shall (i) continue to pay to his Base Salary for a period of thirty six (36) months following such termination, (ii) pay any accrued and any earned but unpaid Bonus, (iv) pay the Executive the Bonus he would have earned had he remained with the Company for six (6) months from the date which such termination occurs, (iv) pay expense reimbursement amounts through the date of termination. While the Company does not currently have a stock option plan, if one is created in the future and granted to Mr. Ralston, all such Stock Options that have not vested as of the date of such termination shall be accelerated and deemed to have vested as of such termination date and shall remain exercisable for a period as outlined in the Company’s Stock Option program, and (v) Mr. Ralston shall be entitled to receive equivalent share issuances as any executive officer, management or director of the Company receives for a period of 36 months thereafter. If employment is terminated by Mr. Ralston for Good Reason (as defined in the agreement), or if this Agreement is not renewed, then the Company shall (i) pay a single lump sum cash payment within five business days of such termination equal to 18 times the then monthly Base Salary in effect regardless of when such termination occurs (provided, that in the event the Company does not have the cash flow to pay such amount within five business days as set forth above, the Company may make such payments over 12 equal monthly installments), and (ii) pay Executive the Bonus he would have earned had he remained with the Company for six (6) months from the date which such termination occurs, and (iii) pay Executive any expense reimbursement amounts owed, and payment for any unused vacation days, through the date of termination. All Stock Options that are scheduled to vest in the contract year of the date of such termination shall be accelerated and deemed to have vested as of the termination date. All Stock Options that have not vested (or deemed to have vested pursuant to the preceding sentence) shall be deemed expired, null and void. Any Stock Options that have vested as of the date of termination shall remain exercisable for a period as outlined in the Company’s Stock Option program.

In January 2020, the Company entered into an employment agreement with Corey Lambrecht to serve as the Chief Financial Officer of the Company effective January 1, 2020. The following is a summary of the material terms of the employment agreement (all capitalized terms not otherwise defined herein are defined in the employment agreement): term is for a period of one year; salary is $80,000 per year; if employment is terminated as a result of his death or Disability, the Company shall pay the Base Salary and any accrued but unpaid Bonus and expense reimbursement amounts through the date of his Death or Disability and a lump sum payment equal to $40,000 (at the time his Death or Disability occurs) within 30 days of his Death or Disability; If employment is terminated by the Board for Cause, then the Company shall pay the Base Salary and Bonus earned through the date of his termination; If employment is terminated upon the occurrence of a Change of Control or within six (6) months thereafter, the Company (or its successor, as applicable) shall (i) continue to pay to the Base Salary for a period of six (6) months following such termination, (ii) pay any accrued and any earned but unpaid Bonus, (iii) pay the Bonus he would have earned had he remained with the Company for six (6) months from the date which such termination occurs, and (iv) pay expense reimbursement amounts through the date of termination.

Equity Incentive Plan

On January 30, 2020, the Company adopted the 2019 Equity Incentive Plan (the “Plan”) to provide additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons.  As of the date of this report the Company has not issued any awards under the Plan.

Letter of Intent

On July 20, 2020, SDS entered into a letter of intent (the “Letter of Intent”) with Standard Eco LLC (“Standard Eco,” a developer and installer of grid tied solar electric systems).  Pursuant to the Letter of Intent SDS would acquire 51% of the interests of Standard Eco in exchange for $50,000 and shares of common stock of the Company (the “Shares”) valued at $515,000, based on the 10-day volume weighted average price of the common stock immediately preceding the closing date or dates defined in the definitive agreement.  The Letter of Intent provides: (i) that the holders of the Shares will agree to enter into voting agreements to vote along in concurrence with board of directors of the Company for a three-year period, (ii) 70% of the quarterly net profits (if any) to be distributed in accordance with ownership percentages within 45 days of the end of the quarter or when the financial statements for each quarter are prepared, (iii) 20% of the annual profit (if any) shall remain in the company for working capital or general corporate purposes, (iv) the remaining annual profit (if any) shall be distributed within 45 days of the end of the calendar year or when the annual financial statement are prepared, and (v) retain certain employees of Standard Eco for a period of at least two years. The closing of the transactions set forth in the Letter of Intent are contingent on satisfactory completion of due diligence, and entry into suitable definitive documentation.

An agreement was finalized with the principals of Standard Eco on October 8, 2020.

NOTE 10 - REVENUE CLASSES AND CONCENTRATIONS

Selected financial information for the Company’s operating revenue for disaggregated revenue purposes are as follows:

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2020	2019

Revenue by product/service lines:

Retail	$55,937	$124,067
Distribution	108,394	475,776
Services	2,331,297	1,570,280
Total	$2,495,628	$2,170,123

Revenue by subsidiary:

Singlepoint (parent company)	$162,574	$519,439
SDS	2,301,203	951,430
DIGS	31,851	115,045
Shield Saver	-	19,339
JAG	-	564,870
Total	$2,495,628	$2,170,123

Three customers represented approximately 78%, 23% and 12%, respectively, of the Company’s accounts receivable balance as of September 30, 2020.  Two customers represented approximately 70% and 17%, respectively, of the Company’s accounts receivable balance as of December 31, 2019.  No customer comprised more than 10% of the Company’s revenue for nine months ended September 30, 2020 or 2019.

NOTE 11 - SUBSEQUENT EVENTS

On October 1, 2020, the Company’s president advanced the Company $20,000, which was subsequently repaid.

On October 6, 2020, the Company received proceed of $61,943 for the sale of 29,136,204 common shares under the Equity Financing Agreement.

On October 8, 2020, an agreement was finalized with the principals of Standard Eco related to the Letter of Intent (see Note 9).

On October 9, 2020, the Company granted a total of 7,400,000 shares of the Company’s Class A Preferred Stock to five of the Company’s directors at an aggregate value of approximately $555,000.

On October 19, 2020, the Company received proceed of $57,464 for the sale of 27,066,574 common shares under the Equity Financing Agreement.

On November 2, 2020, the Company received proceed of $129,228 for the sale of 54,261,750 common shares under the Equity Financing Agreement.

In October 2020, the Company issued an aggregate of 214,112,511 shares of common stock for the conversion of an aggregate of $345,088 of principal and accrued interest related to three of the Company’s convertible notes payable.

Convertible Note Amendment

On October 12, 2020, the Company entered into an Amendment to Secured Convertible Promissory Notes (this “Amendment”) with Iliad Research and Trading, L.P., (“Iliad”), and UAHC Ventures LLC (“UAHC Ventures”, and together with Iliad, “Lender”).

The Amendment provides for the amendment to certain terms contained in the following notes the Company issued: (1) Secured Convertible Promissory Note dated October 6, 2017 issued to UAHC Ventures in the original principal amount of $670,000 (“UAHC Note”), and (2) Secured Convertible Promissory Note dated November 5, 2018 issued to Iliad in the original principal amount of $5,520,000 (“Iliad Note”, and together with UAHC Note, the “Notes”).

The Maturity Date for each Note was extended until December 31, 2022.  The Lender agreed to refrain from making any conversion under the Notes subject to the terms, amendments, conditions and understandings expressed in this Amendment. Pursuant to the terms of the original notes with Iliad and UAHC Ventures the Company issued an aggregate of 180,000,000 shares of Common Stock (the “Conversion Shares”) which are to be held by the Lender pending compliance with the terms of the Amendment.

Pursuant to the Amendment the Company agreed that during the period beginning on October 1, 2020 and ending on January 31, 2021 (the “Volume Limitation Period”) Company will limit its sales of Conversion Shares to $25,000 in net proceeds per month. Subject to the terms, conditions and understandings contained in the Amendment, following the timely delivery of the Conversion Shares, Lender agreed that during the Volume Limitation Period: (a) it will not seek to convert any portion of the Outstanding Balance of either of the Notes into Common Stock; and (b) it will not sell any Conversion Shares that were not sold during the Volume Limitation Period (the “Standstill”). During the Volume Limitation Period, on the first day of each month (or within three (3) Trading Days of execution of this Agreement for the October payment), Company will make monthly cash payments to Lender in the amount of $25,000. Lender acknowledges that it has received $5,000 toward the October payment. Beginning on February 1, 2021 and continuing thereafter until the Note is paid in full, Company will make monthly cash payments to Lender in the amount of $50,000.

In the event Company fails to make any cash payment as and when required under the Note or the Amendment, notwithstanding the Standstill, the Volume Limitation Period, or anything else to the contrary in the Amendment, Lender shall be permitted to sell Conversion Shares (in addition to any other Conversion Shares it may sell in accordance with the terms of this Amendment) until its net proceeds (meaning the gross sales proceeds less all transfer agent fees, attorneys fees, and other costs Lender incurs in selling the Conversion Shares) are equal to the amount Company failed to pay to Lender when due, plus all applicable late fees, default interest, and other amounts that may have accrued on such unpaid amount pursuant to the Notes and the Amendment.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended September 30, 2020.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the period ended September 30, 2020.

Results of Operations

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Comparison of the Three Months Ended September 30, 2020 with the Three Months Ended September 30, 2019

Revenue. For the three months ended September 30, 2020, we generated revenues of $1,025,129 as compared to $1,050,374 for the three months ended September 30, 2019, which were consistent between periods.

Cost of Revenues. For the three months ended September 30, 2020 cost of revenue increased to $796,459 from $524,483 for the three months ended September 30, 2019. The increase was mainly due to reduced margins on services.

Consulting fees. For the three months ended September 30, 2020, consulting fees decreased to $75,477 from $367,599 for the three months ended September 30, 2019, primarily due to issuance of stock for consulting services of approximately $324,000 during the three months ended September 30, 2019. No such stock was issued during the three months ended September 30, 2020.

Investor Relations. For the three months ended September 30, 2020, investor relations expense increased to $25,816 from $2,000 for the three months ended September 30, 2019, primarily as a result of decreased use of investor relation services during the three months ended September 30, 2020.

General and Administrative Expenses. Our general and administrative expenses decreased to $651,341 for the three months ended September 30, 2020 from $753,229 for the three months ended September 30, 2019. The decrease was primarily a result of reduced sales and marketing costs.

Other Income (Expense). For the three months ended September 30, 2020, other expense was $235,960, compared to other income of $1,307,351 for the three months ended September 30, 2019. The decrease in other expense was primarily due to reduced amortization expense on debt discounts and an increase gain on change in fair value of derivative liability.

Net Income (Loss). The Company’s net loss attributable to Singlepoint Inc stockholders was $763,445 compared to net income of $619,756 for the three months ended September 30, 2020 and 2019, respectively. The decrease in net loss was mainly due to the decrease in consulting fees, general and administrative expenses and other expense.

Comparison of the Nine months Ended September 30, 2020 with the Nine months Ended September 30, 2019

Revenue. For the nine months ended September 30, 2020, we generated revenues of $2,495,628 as compared to $2,170,123 for the nine months ended September 30, 2019. The increase of revenue was due primarily to the integration of SDS acquired in May 2019.

Cost of Revenues. For the nine months ended September 30, 2020, cost of revenue increased to $1,852,661 from $1,610,394 for the nine months ended September 30, 2019. The increase was mainly due to the increase in revenue from SDS acquired in May 2019.

Consulting fees. For the nine months ended September 30, 2020, consulting fees decreased to $249,414 from $529,100 for the nine months ended September 30, 2019, primarily due to decreased utilization of consultants during the nine months ended September 30, 2020.

Professional and Legal Fees. For the nine months ended September 30, 2020, professional and legal fees increased to $247,346 from $208,737 for the nine months ended September 30, 2019, primarily due to work related to our Registration Statement provided during the nine months ended September 30, 2020.

Investor Relations. For the nine months ended September 30, 2020, investor relations expense decreased to $88,968 from $150,227 for the nine months ended September 30, 2019, primarily as a result of decreased use of investor relations consultants.

General and Administrative Expenses. Our general and administrative expenses decreased to $2,031,870 for the nine months ended September 30, 2020 from $4,562,144 for the nine months ended September 30, 2019. The decrease was primarily a result of preferred stock issued for services of $3,100,000 issued during the three months ended September 30, 2019.

Other Income (Expense). For the nine months ended September 30, 2020, other expense was $2,003,406, compared to other expense of $3,268,880 for the nine months ended September 30, 2019. The decrease in other expense was primarily due to the gain on change in fair value of derivative liability of $183,199 compared to a loss of $1,617,074 for the three months ended September 30, 2020 and 2019, respectively.

Net Loss. The Company’s net loss attributable to Singlepoint Inc stockholders was $3,709,666 and $8,066,090 for the nine months ended September 30, 2020 and 2019, respectively. The decrease in net loss was mainly due to the decrease in general and administrative expenses, as well as the $1,617,074 loss on change in fair value of derivative liability incurred during the nine months ended September 30, 2019.

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

The Company had $42,361 in cash as of September 30, 2020. The Company has negative working capital of approximately $7 million, and total stockholders’ deficit of approximately $7 million as of September 30, 2020.  As of September 30, 2020, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to maintain profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

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

Operating Activities

Cash used in operating activities – Net cash used in operating activities was $1,398,978 for the nine months ended September 30, 2020 primarily as a result of our net loss attributable to Singlepoint Inc stockholders of $3,709,666, offset partially by non-cash amortization of debt discounts of $1,789,688, loss on change in fair value of derivatives of $183,199 and accrued expenses of $648,042. Net cash used in operating activities for the nine months ended September 30, 2019 was $1,312,203, primarily as a result our net loss attributable to Singlepoint Inc stockholders of $8,066,090, partially offset by non-cash amortization of debt discounts of $1,322,297, loss on change in fair value of derivatives of $1,617,074, and preferred stock issued for services of $3,100,000.

Investing Activities

Cash flow used in investing activities – The Company received cash of $25,000 for the return of an investment during the nine months ended September 30, 2020.

Financing Activities

Cash flow from financing activities – During the nine months ended September 30, 2020, our financing activities provided cash of $1,306,211 primarily from proceeds from advances from related party of $355,000, proceeds from short-term notes payable of $332,737, proceed from sale of common stock of $216,384, and proceeds from the issuance of convertible notes of $320,500. During the nine months ended September 30, 2019, our financing activities provided cash of $1,537,484 primarily from proceeds from advances from related party of $138,445 and proceeds from the issuance of convertible notes of $1,500,000.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

During the three months ended September 30, 2020, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. Based on that evaluation, our management, including our President and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2020 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2020, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor its property is a party to any pending legal proceeding.

Item 1A. Risk Factors

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August and September, 2020, the Company issued a total of 70,987,570 shares of common stock to GHS at an aggregate price of $216,384 (or $0.0030 per share) under the initial Put notices issued by the Company under the Equity Financing Agreement.

During the nine months ended September 30, 2020, the Company issued an aggregate of 118,813,890 shares of common stock to investors for the conversion of a total of $325,217 of convertible debt and accrued interest.

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

SINGLEPOINT INC.

Dated: November 16, 2020	By:	/s/ Gregory P. Lambrecht
Gregory P. Lambrecht
Chief Executive Officer, Director

