Form 10-K
period 2020-12-31
SinglePoint Inc.
filed 2021-04-15
CIK 1443611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

(Registrant’s telephone number)

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $0.0001

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of the common equity, as of the last business day of the registrants most recently completed second fiscal quarter was $8,606,146.87

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 12, 2021, the Company had 36,953,388 outstanding shares of its common stock, par value $0.0001.

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

JOBS Act

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups (JOBS) Act of 2012 (the JOBS Act). As an emerging growth company, we may take advantage of certain reduced disclosure and other requirements that are otherwise applicable generally to public companies. Pursuant to these provisions:

•	we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act);

•

we have (i) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (ii) exemptions from the requirements of holding a non-binding advisory vote on executive compensation, including golden parachute compensation.

We may take advantage of these provisions for up to five years or until such earlier time that we are no longer an emerging growth company.

We would cease to be an emerging growth company upon the earliest to occur of (1) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700 million of public float (3) the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities held by non-affiliates; and (4) the last day of the fiscal year ending after the fifth anniversary of our initial public offering.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This permits an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the exemptions discussed above. Accordingly, the information contained herein may be different than the information you receive from other public companies.

2

PART I

Item 1. Business

We are a company focused on providing renewable energy solutions and energy-efficient applications to drive better health and living. We currently have core subsidiaries including solar and air purification. We built our portfolio through synergistic acquisitions, products, and partnerships to provide a rich, diversified holding base. The Company’s initial focus is on solar energy and we are committed to building a foundation for future expansion opportunities and building brands based on technology solutions we believe will increase efficiencies across various markets. We strive to create long-term value for our shareholders by helping our partner companies to increase their market penetration, grow revenue and improve cash flow. We currently have three subsidiaries, Singlepoint Direct Solar LLC (“Direct Solar America”, 51% interest), Discount Indoor Garden Supply, Inc. (“DIGS”, 90% interest), and ShieldSaver, LLC (“ShieldSaver”, 51% interest). Our principal offices are located at 2999 North 44th Street Suite 530, Phoenix, AZ 85018, telephone: (888) 682-7464. We may decide to due future spin-offs of additional assets or subsidiaries.

Direct Solar America was formed as a solar brokerage company headquartered in Phoenix, Arizona that currently works with homeowners to define the best solar installation provider and financer for their particular need in multiple cities around the United States. ShieldSaver is a technology focused automotive company working to efficiently track records of vehicle repairs. DIGS is a California-based supplier of cultivation equipment and fulfills orders nationwide.

Our Core Businesses

As of December 31, 2020 our core businesses consisted of the following:

Singlepoint Direct Solar, LLC (“Direct Solar America”)

In May 2019 the Company formed Direct Solar America, and owns fifty one percent of the membership interests. Direct Solar America is a solar brokerage company headquartered in Phoenix, Arizona that currently works with homeowners to define the best solar installation provider and financer for their particular need in multiple cities around the United States. We believe the unique brokerage model is scalable nationally and in its first 10 months of operation has expanded into multiple states and is expected to continue expanding into additional markets. In addition to the multistate expansion of the residential solar brokerage model. In October 2020 Direct Solar America entered into a first-of-its-kind collaboration agreement with Soligent the allows approved and licensed EPC’s, Contractor’s, or Installer’s that are within and operate under the Direct Solar of America network additional procurement and financial flexibility. Direct Solar America acts as the principal and is the guarantor under this collaboration agreement and a majority of the residential solar projects in 2021 will operate within the framework of this agreement in which Direct Solar America will benefit from additional incremental margins and as the principal will benefit from recognizing the entire project revenue versus a portion under the historical DSA Residential Brokerage Model. Direct Solar America has identified market opportunities related to small and medium commercial solar projects and has committed staff and resources, adding to its core business competencies to pursue these types of underserved commercial solar opportunities. The majority of the targeted projects are comprised of commercial buildings, schools, parking lot structures looking for solar based solutions that offset and reduce traditional energy consumption through a green solution that saves them money while reducing their impact on the planet.

ShieldSaver, LLC (“ShieldSaver”)

The Company owns fifty one percent (51%) of the outstanding interests of ShieldSaver. ShieldSaver is a technology focused automotive company working to efficiently track records of vehicle repairs. They pair shops with potential customer via proprietary technology. The ShieldSaver technology solution drives B2B leads and conversion to sales of windshield repair and replacement. The ShieldSaver technology is designed to increase efficiency by quickly delivering a vehicle specific quote for windshield replacement and delivering those leads to local installers looking to expand and grow their business. ShieldSaver has relationships with large parking lot management companies at airports and other locations around the United States to obtain the data needed to operate.

SingleSeed

SingleSeed is an online business providing domestically grown health, wealth and lifestyle products to direct to consumers typically through an ecommerce transaction. Our online storefront provides and purchasing point and an additional place for vendors to sell their product which is shipped directly from the manufacturer eliminating the need to purchase or store inventory. Additionally, the company has historically marketed, represented and resold services such as internet marketing, website design and payment processing.

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

On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. The significant outbreak of COVID-19 has resulted in a widespread health crisis that is adversely affecting the economies and financial markets worldwide, including the businesses which we operate and own a percentage of. The recent market decline and volatility in connection with the COVID-19 pandemic could also materially and adversely affect any future potential acquisitions. Furthermore, with restrictions on travel, the limited ability to have meetings with personnel, vendors and services providers are expected to have an adverse effect on our businesses. While the Company expects the effects of the pandemic to negatively impact its results from operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time. The Company has experienced customer delays and extensions for projects, supply chain delays, furloughs of personnel, increased utilization of telework, increased safety protocols to address COVID-19 risks, decreased installations and other impacts from the COVID-19 pandemic. The Company is proactively working to adjust its operations to properly reflect the market environment during the immediate pandemic while maintaining sufficient resources for the expected rebound later this year. The extent to which COVID-19 impacts our businesses will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our operations may be materially adversely affected.

The Solar Market is very competitive, and it is difficult to determine if demand will continue to rise

If sufficient additional demand for residential solar energy systems does not develop or takes longer to develop than we anticipate, our ability to originate solar service agreements may decrease. A material reduction in the retail price of electricity charged by electric utilities or other retail electricity providers would harm our business, financial condition and results of operations. Our growth is dependent on our dealer network and our failure to retain or replace existing dealers or to grow our dealer network could adversely impact our business. We are exposed to the credit risk of our customers. Rising interest rates may adversely impact our business. Our business has benefited from the declining cost of solar energy system components and our business may be harmed to the extent the cost of such components stabilize or increase in the future. We do not directly control certain costs related to our business, which could put us at a disadvantage relative to companies who have a vertically integrated business model. We may be unsuccessful in introducing new service and product offerings, including our distributed energy storage services and energy storage management systems. We face competition from centralized electric utilities, retail electric providers, independent power producers and renewable energy companies. Developments in technology or improvements in distributed solar energy generation and related technologies or components may materially adversely affect demand for our offerings. We and our dealers depend on a limited number of suppliers of solar energy system components and technologies to adequately meet demand for our solar energy systems. Due to the limited number of suppliers in our industry, the acquisition of any of these suppliers by a competitor or any shortage, delay, price change, imposition of tariffs or duties or other limitation in our or our dealers' ability to obtain components or technologies we use could result in sales and installation delays, cancelations and loss of customers. Increases in the cost of our solar energy systems due to tariffs imposed by the U.S. government could have a material adverse effect on our business, financial condition and results of operations. Our operating results and our ability to grow may fluctuate from quarter to quarter and year to year, which could make our future performance difficult to predict and could cause our operating results for a particular period to fall below expectations. If we are unable to make acquisitions on economically acceptable terms, our future growth would be limited, and any acquisitions we may make may reduce, rather than increase, our cash flows. Our business is concentrated in certain markets, putting us at risk of region-specific disruptions.

We may not be able to achieve our strategic initiatives and grow our business as anticipated.

Beginning in fiscal year 2018, we made a strategic decision to transition from a technology-based solutions provider to a solar and renewable energy focused business. We continue to refine our strategic focus to center on providing renewable energy, environmentally friendly and healthy living solutions that are focused on sustainability. Our strategic initiatives have required us to devote financial and operational assets to these activities. Our success depends on our ability to appropriately manage our expenses as we invest in these initiatives. If we are not able to execute on this strategy successfully or if our investments in these activities do not yield significant returns, our business may not grow as we anticipated, which could adversely affect our operating results.

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

The solar industry faces imports from many different regions of the world and relies on incentives

Although there is the ability to import from all over the world, solar is mainly imported from China and similar areas. With ongoing political climate and ever-changing tariffs these issues could lead to increased prices or slower production. In addition, the government could decide to decrease federal rebates which would price consumers out of the solar market unless tariffs on PV (photovoltaics) were removed to offset the cost of solar. Sales in the solar industry also has traditionally relied on in home consultations. Given the current COVID-19 pandemic people are social distancing following the guidelines outlined by health agencies which has led to a decrease in sales and a shift to a new virtual selling model that we are uncertain of its long-term effectiveness.

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

We market and sell our services to small- and medium-sized businesses. In order for us to improve our operating results and continue to grow our business, it is important that we continually attract new customers, sell additional services to existing customers and encourage existing customers to renew their subscriptions. However, selling to and retaining small- and medium- sized businesses can be more difficult than selling to and retaining large enterprises because small- and medium-sized business customers:

●	are more price sensitive;

●	are more difficult to reach with broad marketing campaigns;

●	have high churn rates in part because of the nature of their businesses;

●	often lack the staffing to benefit fully from our application suite’s rich feature set; and

●	often require higher sales, marketing and support expenditures by vendors that sell to them per revenue dollar generated for those vendors.

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

We have a history of operating losses since our inception. We may incur operating losses in the future, and these losses could be substantial and impact our ability to attain profitability. We expect to increase expenditures for product development, general and administrative expenses, and sales and marketing expenses; however, if we cannot increase revenue growth, we will not achieve or sustain profitability or positive operating cash flows. Even if we achieve profitability and positive operating cash flows, we may not be able to sustain or increase profitability or positive operating cash flows on a quarterly or annual basis.

We cannot predict every event and circumstance that may impact our business and, therefore, the risks discussed herein may not be the only ones you should consider.

As we continue to grow our business, we may encounter other risks of which we are not aware as of the date of this report. Certain of our key operational metrics, including estimated gross contracted customer value, are based on various assumptions and estimates we make that cover an extended period of time. Actual experience may vary materially from these estimates and assumptions and therefore undue reliance should not be placed on these metrics. These additional risks may cause serious damage to our business in the future, the impact of which we cannot estimate at this time.

We will need additional funding if we intend on growing and making future acquisitions. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our planned development.

We expect our expenses to increase in connection with our ongoing activities. We need to obtain substantial additional financing arrangements to provide working capital and growth capital and if financing is not available to us on acceptable terms when needed, our ability to continue to grow our business would be materially adversely impacted and or we would be forced to delay, reduce or eliminate some or all of our research and development programs or commercialization efforts. Servicing our existing debt requires a significant amount of cash. We may not have sufficient cash flow from our business to timely pay our interest and principal obligations and may be forced to take other actions to satisfy our payment obligations.

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

There is substantial doubt about our ability to continue as a going concern

We have not generated any profit from combined operations since our inception. We expect that our operating expenses will increase over the next twelve months to continue our development activities. Based on our average monthly expenses and current burn rate, we estimate that our cash on hand as of December 31, 2020 will not sufficiently support our operation for the next twelve months. We do not expect to raise capital through debt financing from traditional lending sources since we are not currently generating a profit from operations. Therefore, we only expect to raise money through equity financing via the sale of our common stock or equity-linked securities such as convertible debt. If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. If we are unsuccessful in raising additional financing, we may need to curtail, discontinue or cease operations.

Risks Related to Employee Matters and Managing Growth

Our future success depends on our ability to retain our key executives and to attract, retain and motivate qualified personnel.

We have been highly dependent on Gregory Lambrecht, our Chief Executive Officer, William Ralston, our President, as well as the other principal members of our management team. Although we have entered into employment agreements with Mr. Lambrecht and Mr. Ralston providing for certain benefits, including severance in the event of a termination without cause, these agreements do not prevent them from terminating their employment with us at any time. We do not maintain "key person" insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives. The unexpected loss of the services of one or more of our directors or executive officers and/or advisors including due to disease (such as COVID-19), disability or death, could have a detrimental effect on us.

In addition, we rely on consultants and advisors to assist us in formulating our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

Risks Associated with Our Capital Stock

Because we became a reporting company under the Exchange Act by means other than a traditional underwritten initial public offering, we may not be able to attract the attention of research analysts at major brokerage firms.

Because we became a reporting company by conducting an underwritten initial public offering, or IPO, of our common stock, and because we are not listed on a national securities exchange, security analysts of brokerage firms may not provide coverage of our company. In addition, investment banks may be less likely to agree to underwrite secondary offerings on our behalf than they might if we were to become a public reporting company by means of an IPO because they may be less familiar with our company as a result of more limited coverage by analysts and the media, and because we became public at an early stage in our development.

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

As of December 31, 2020 we have outstanding two classes of stock, common stock and preferred stock, and there are two series of preferred stock, Class A Class B, Convertible Preferred Stock. The holders of Class A Convertible Preferred Stock are entitled to super voting and super converting rights. As a result of the rights our Class A Convertible Preferred Stock holders have, we may not be able to undertake certain corporate transactions, including equity or debt offerings necessary to raise sufficient capital to run our business, change of control transactions or other transactions that may otherwise be beneficial to our businesses. These provisions may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which our common stockholders might otherwise receive a premium price for their shares. The market price of our common stock could be adversely affected by the rights of our preferred stockholders.

We have never paid and do not intend to pay cash dividends.

We have never paid cash dividends on any of our common stock and we currently intend to retain future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be our common stockholders' sole source of gain for the foreseeable future. Under the terms of our existing Articles of Incorporation, we cannot declare, pay or set aside any dividends on shares of any class or series of our capital stock, other than dividends on shares of common stock payable in shares of common stock, unless we pay dividends to the holders of our preferred stock. Additionally, without special stockholder and board approvals, we cannot currently pay or declare dividends and will be limited in our ability to do so until such time, if ever, that we are listed on a stock exchange.

Our executive officers and directors have the ability to control all matters submitted to stockholders for approval.

Our executive officers and directors hold approximately 56,000,000 shares of our Class A Convertible Preferred Stock (each share votes as the equivalent of 50 shares of common stock on all matters submitted for a vote by the common stockholders), and as such, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act collectively, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

We currently have outstanding, and we may, in the future issue instruments which are convertible into shares of common stock, which will result in additional dilution.

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

On July 2, 2019, the Company executed a lease agreement for an industrial building space in California for 24 months at base rent of $2,400 per month through June 30, 2021 upon which the lease expires.

Item 3. Legal Proceedings.

Neither the Company nor its property is a party to any pending material legal proceeding.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Common Stock of the Company is currently trading on the Pink Sheets under the symbol “SING.” The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarterly period	High	Low
Fiscal year ended December 31, 2020:
First Quarter	$0.0130	$0.0040
Second Quarter	$0.0074	$0.0042
Third Quarter	$0.0054	$0.0025
Fourth Quarter	$0.0057	$0.0023

Fiscal year ended December 31, 2019:
First Quarter	$0.0208	$0.0195
Second Quarter	$0.0220	$0.0187
Third Quarter	$0.0117	$0.0112
Fourth Quarter	$0.0079	$0.0072

Holders

As of December 31, 2020, there were 2,479,976,812 shares of common stock outstanding, which were held by approximately 190 record holders. In addition, there were 60,000,000 shares of our Class A Convertible Preferred Stock outstanding, which were held by eight record holders, 408 shares of our Class B Convertible Preferred Stock outstanding, which were held by one record holders.

Dividends

Through December 31, 2020, except for dividends due on our Series B Preferred Stock, we have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended December 31, 2020, there were no sales by the Company (which have not been included in a Quarterly Report on Form 10Q or in a Current Report on Form 8-K) that were not registered under the Securities Act:

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include,but are not limited to those discussed below and elsewhere in this Annual Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

We are focused on providing renewable energy solutions and energy-efficient applications to drive better health and living. We currently have core subsidiaries including solar and air purification. We built our portfolio through synergistic acquisitions, products, and partnerships to provide a rich, diversified holding base. The Company’s initial focus is on solar energy and we are committed to building a foundation for future expansion opportunities and building brands based on technology solutions we believe will increase efficiencies across various markets. We strive to create long-term value for our shareholders by helping our partner companies to increase their market penetration, grow revenue and improve cash flow and that complement our desire to build a comprehensive national renewable energy network. The Company is actively looking for and executing on strategic initiatives to sell, partner with or spin-off other non renewable energy related assets.

Results from Operations – For the year ended December 31, 2020 as compared to December 31, 2019.

Net Revenue

For the years ended December 31, 2020 and 2019, the Company had total sales of $2,878,161 and $3,343,833, respectively. The decrease of $465,672 in revenues was due primarily to the pandemic which shut down the traditional door to door sales model of Singlepoint Direct Solar, LLC. Additionally, the Company experienced delays in permitting, and site visits which continued throughout the year and into 2021. Social distancing guidelines, stay-at-home orders and similar government measures associated with the COVID-19 pandemic, as well as actions by individuals to reduce their potential exposure to the virus, contributed to a decline in origination, with new contract origination. This decline reflected an inability by our dealers to perform in-person sales calls based on the stay-at-home orders in some locations. In the third quarter 2020 the Company also took a one-time adjustment for the proportional sales related to residential solar revenue derived from Direct Solar America of $276,382.68 for cancelled projects.

Cost of Revenue

Cost of revenue decreased from $2,353,056 for the year ending December 31, 2019 to $2,204,391 for the year ended December 31, 2020, a decrease of $148,665. This decrease was due primarily to the decreased revenues from our subsidiary Direct Solar America.

Gross Profit

As a result of the foregoing, our gross profit was $673,770 for the year ended December 31, 2020, compared with $990,777, for the year ended December 31, 2019. The decrease in our overall gross profit was primarily a result of the subsidiary Direct Solar America.

Operating Expenses

Total operating expenses decreased from $6,455,236 in 2019 to $3,972,882 in 2020, a decrease of $2,482,354. The decrease was primarily due to a decrease in general and administrative expense of $3,111,304 as a result of additional costs related to our newly acquired subsidiaries, our new office, marketing, insurance and travel. We had a decrease in consulting fees of $219,649 in the year ended December 31, 2020 from the year ending December 31, 2019. Professional and legal fees increased $22,970 for the year ending December 31, 2020, as compared to year ending December 31, 2019, primarily due to increased audit and legal expenses as a result of the Company complying with  1934 Act reporting obligations of the SEC. Investor relations expense increased from $168,117 for the year ending December 31, 2019, as compared to $181,637 for the year ending December 31, 2020, an increase of $13,460.

Other Expense

Other expense decreased from $2,604,274 in 2019 to $1,145,393 in 2020 due primarily to the decrease in interest expense and amortization of debt discounts as a result of our decrease in convertible notes payable during the year ended December 31, 2020.

Net Loss

For the year ended December 31, 2019 the Company had a net loss of approximately $8,068,733 compared to a net loss of approximately $4,444,505 for the year ended December 31, 2020, a decrease in net loss of $3,624,228. The decrease in net loss is primarily a result of the change in fair value of derivative liabilities as well as a decrease in overall operating expenses during the year ended December 31, 2020.

Liquidity and Capital Resources

As of December 31, 2020 the Company had $2,915,680 in total assets, including $198,473 in cash, $3,368 of accounts receivable, $4,834 in prepaid expenses, $63,456 in inventory, and non-current assets of $2,645,549 related to property, investments and goodwill. The Company had negative working capital of $5,646,208 as of December 31, 2020.

As of December 31, 2020, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to achieve profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

To continue operations for the next 12 months we will have a cash need of approximately $2.0 million. Should we not be able to fulfill our cash needs through the increase of revenue we will need to raise money through outside investors through convertible notes, debt or similar instrument(s). The Company plans to pay off current liabilities through sales and increasing revenue through sales of Company services and or products, or through financing activities as mentioned above, although there is no guarantee that the Company will ultimately do so.

Advances from Officer

The Company’s CEO advanced the Company funds during 2020 and 2019, with a balance due of $911,826 and $735,000 respectfully, plus accrued interest of $216,807 and $96,273 as of December 31, 2020 and 2019, respectively. These balances accrue interest at 12% beginning October 1, 2018, are unsecured and due on demand.

In November 2020 the Company effectuated the sale of 1,075,527 shares of Common Stock of Jacksam Corporation in exchange for the extinguishment of $218,874 of bona fide debt owed by the Company to its CEO.

Our cash flows for the year ended December 31, 2020 and 2019 are summarized below:

	Year Ending December 31, 2020	Year Ending December 31, 2019
Net cash used in operating activities	$(1,955,379)	$(1,787,690)
Net cash used in investing activities	$25,000	$-
Net cash provided by financing activities	$2,018,724	$1,829,037
Net Change in Cash	$88,345	$41,347
Cash at beginning of year	$110,128	$68,781
Cash at end of year	$198,473	$110,128

Net Cash Used in Operating Activities

For the year ended December 31, 2020, $1,955,379 net cash was used in operating activities due primarily from our net loss of $4,033,717 partially offset by non-cash charges, including preferred stock issued for services, common stock issued for services and amortization of loan costs.

Net Cash Provided in Investing Activities

We had $25,000 net cash provided in investing activities from a return of investment in the year ended December 31, 2020 as compared to $0 for the year ended December 31, 2019.

Net Cash Provided by Financing Activities

For the year ended December 31, 2020, net cash provided by financing activities was $2,018,724 as compared to $1,829,037 for the year ended December 31, 2019.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Singlepoint Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Singlepoint Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

April 15, 2021

We have served as the Company’s auditor since 2017.

SINGLEPOINT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019

ASSETS
CURRENT ASSETS:
Cash	$198,473	$110,128
Accounts receivable	3,368	49,228
Prepaid expenses	4,834	24,427
Inventory	63,456	74,663

Total Current Assets	270,131	258,446

NON-CURRENT ASSETS:
Property, net (Note 5)	79,167	136,931
Investment, at fair value (Note 3)	623,637	60,000
Intangible assets, net (Note 3)	49,005	-
Goodwill (Note 3)	1,893,740	1,966,340

Total Assets	$2,915,680	$2,421,717

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
CURRENT LIABILITIES:
Accounts payable, including related party (Note 8)	$245,362	$167,939
Accrued expenses, including accrued officer salaries (Note 8)	1,661,208	843,136
Current portion of convertible notes payable, net of debt discount (Note 4)	2,434,226	2,070,898
Capital lease obligations, current portion (Note 5)	51,365	58,738
Advances from related party (Note 8)	1,151,946	878,515
Short-term notes payable	372,232	-
Derivative liability	-	2,813,150

Total Current Liabilities	5,916,339	6,832,376

LONG-TERM LIABILITIES:
Convertible notes payable, net of current portion (Note 4)	-	-
Capital lease obligations, net of current portion (Note 5)	47,517	98,881
Long-term note payable	150,000	-

Total Liabilities	6,113,856	6,931,257

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' DEFICIT
Undesignated preferred stock, par value $0.0001; 39,998,500 and 40,000,000
shares authorized as of December 31, 2020 and 2019, respectively; no shares issued and outstanding	-	-
Class A convertible preferred stock, par value $0.0001; 60,000,000 shares authorized; 60,000,000 and 54,200,000 shares issued and outstanding
as of December 31, 2020 and 2019, respectively	6,000	5,420
Class B convertible preferred stock, par value $0.0001; 1,500 and no shares authorized as of December 31, 2020 and 2019, respectively;
408 and no shares issued and outstanding as of December 31, 2020 and 2019, respectively	-	-
Common stock, par value $0.0001; 5,000,000,000 shares authorized;
2,479,976,812 and 1,698,279,820 shares issued and outstanding
as of December 31, 2020 and 2019, respectively	247,997	169,828
Additional paid-in capital	77,887,513	72,210,393
Accumulated deficit	(80,785,887)	(76,752,170)
Total Singlepoint Inc. stockholders' deficit	(2,644,377)	(4,366,529)
Non-controlling interest	(553,799)	(143,011)
Total Stockholders' Deficit	(3,198,176)	(4,509,540)

Total Liabilities and Stockholders' Deficit	$2,915,680	$2,421,717

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2020	December 31, 2019

REVENUE	$2,878,161	$3,343,833

Cost of Revenue	2,204,391	2,353,056

Gross profit	673,770	990,777

OPERATING EXPENSES:
Consulting fees	363,701	583,350
Professional and legal fees	316,239	293,269
Investor relations	181,637	168,177
General and administrative	3,111,305	5,410,440

Operating expenses	3,972,882	6,455,236

LOSS FROM OPERATIONS	(3,299,112)	(5,464,459)

OTHER INCOME (EXPENSE):
Interest expense	(482,107)	(393,611)
Amortization of debt discounts	(2,174,273)	(1,662,068)
Loss on settlement of debt	(41,262)	-
Gain (loss) on change in fair value of derivative liability and equity securities	1,552,249	(604,289)
Loss on disposal of subsidiary	-	55,694

Other income (expense)	(1,145,393)	(2,604,274)

INCOME (LOSS) BEFORE INCOME TAXES	(4,444,505)	(8,068,733)

Income taxes	-	-

NET INCOME (LOSS)	(4,444,505)	(8,068,733)

Loss (income) attributable to non-controlling interests	410,788	163,001

NET INCOME (LOSS) ATTRIBUTABLE TO SINGLEPOINT INC. STOCKHOLDERS	$(4,033,717)	$(7,905,732)

Net income (loss) per share - basic	$(0.00)	$(0.01)

Weighted average number of common shares
outstanding - basic	2,209,230,173	1,504,104,112

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Preferred Stock Class A Par Value $0.0001		Preferred Stock Class B Par Value $0.0001		Common Stock Par Value $0.0001		Additional		Non-	Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	paid-in Capital	Accumulated Deficit	controlling Interest	Stockholders' Deficit

Balance, December 31, 2018	50,950,000	$5,095	-	$-	1,236,319,023	$123,632	$63,940,510	$(68,846,438)	$(89,163)	$(4,866,364)
Issuance of common shares for services					26,983,333	2,698	371,352			374,050
Issuance of common shares for services previously accrued					8,000,000	800	799,200			800,000
Issuance of common shares for acquisition					156,058,751	15,606	1,950,735			1,966,341
Issuance of common shares for principal and accrued interest on convertible notes					135,418,713	13,542	555,958			569,500
Issuance of preferred shares for services	10,000,000	1,000					3,099,000			3,100,000
Conversion of preferred shares	(6,750,000)	(675)	-	-	135,500,000	13,550	(12,875)			-
Warrants issued with convertible notes payable										-
Settlement of derivative liability due to debt conversion							1,506,513			1,506,513
Disposal of subsidiary								-	109,153	109,153

Net loss								(7,905,732)	(163,001)	(8,068,733)

Balance, December 31, 2019	54,200,000	$5,420	-	$-	1,698,279,820	$169,828	$72,210,393	$(76,752,170)	$(143,011)	$(4,509,540)
Issuance of common shares for services					30,000,000	3,000	146,200			149,200
Issuance of common shares pursuant to investment agreement					320,000,000	32,000	780,576			812,576
Issuance of common shares for acquisition										-
Issuance of common shares for principal and accrued interest on convertible notes					391,696,992	39,169	739,487			778,657
Issuance of preferred shares for services	7,400,000	740					554,260			555,000
Issuance of preferred shares for cash			408	-			408,000			408,000
Conversion of preferred shares	(1,600,000)	(160)			40,000,000	4,000	(3,840)			-
Warrants issued with convertible notes payable
Settlement of derivative liability due to debt conversion							3,052,437			3,052,437

Net loss								(4,033,717)	(410,788)	(4,444,505)

Balance, December 31, 2020	60,000,000	$6,000	408	$-	2,479,976,812	$247,997	$77,887,513	$(80,785,887)	$(553,799)	$(3,198,176)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2020	December 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Singlepoint Inc. stockholders	$(4,033,717)	$(7,905,732)

Adjustments to reconcile net loss to net cash used in operating activities
Loss attributable to non-controlling interests	(410,788)	(163,001)
Gain on disposal of subsidiary	-	(55,694)
Common stock issued for services	149,200	1,174,050
Depreciation	57,764	44,762
Amortization of intangibles	23,595	-
Amortization of debt discounts	2,174,273	1,662,068
(Gain) loss on change in fair value of derivatives	(1,552,249)	604,289
Loss on debt settlement	41,264	-
Preferred stock issued for services	555,000	3,100,000
Changes in operating assets and liabilities:
Accounts receivable	45,860	(43,249)
Prepaid expenses	19,593	(15,489)
Inventory	11,207	(74,506)
Accounts payable	77,423	21,304
Accrued expenses	886,196	(136,492)

NET CASH USED IN OPERATING ACTIVITIES	(1,955,379)	(1,787,690)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received for return of investment	25,000	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	25,000	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	812,576	-
Proceeds from advances from related party	403,791	168,445
Proceeds from short-term notes payable	372,232	-
Proceeds from long-term notes payable	150,000
Payments on advances to related party	-	(13,961)
Payments on convertible notes payable	(389,638)	(37,352)
Payments on capital lease obligations	(58,737)	(38,095)
Proceeds from issuance of convertible notes	320,500	1,750,000
Proceeds from sale of preferred stock - Class B	408,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,018,724	1,829,037

NET CHANGE IN CASH	88,345	41,347

Cash at beginning of period	110,128	68,781

Cash at end of period	$198,473	$110,128

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$52,648
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for accrued interest	$15,420	$108,828
Common stock issued to acquire subsidiary	$-	$1,966,341
Original issue discount from issuance of notes payable	$39,500	$175,000
Common stock issued for conversion of debt and accrued interest	$778,657	$569,500
Recognition of debt discount attributable to derivative liability	$984,801	$1,500,000
Derivative liability settlements	$3,052,437	$1,506,513
Conversion of preferred stock to common stock	$4,000	$13,550
Issuance of common stock previously accrued	$-	$800,000
Derivative liability recognized from convertible debt	$1,133,238	$1,954,759
Day one recognition of ROU asset and lease liability	$-	$181,692
Investment in Jacksam for reduction of advances from related party	$218,874	$-
Derivative liability in excess of face value	$149,213	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Corporate History

Carbon Credits International Inc. (“CCII”), which was formed on October 15, 2007 as a Nevada corporation, was the result of a spin off from Carbon Credits Industries, Inc. (“CCI”), its former parent issuer, on October 17, 2007. On December 23, 2011, CCII entered into a merger agreement with Lifestyle Wireless, Inc. (“LWI”), a Washington Corporation, with CCII remaining as the surviving company. The effective date of the merger was January 10, 2012. On July 1, 2013, CCII changed its name to Singlepoint Inc. (“Singlepoint” or “the Company”). On May 14, 2019, the Company established a subsidiary, Singlepoint Direct Solar LLC (“Direct Solar America”), completing the acquisition of certain assets of Direct Solar America and AI Live Transfers LLC (See Note 3). The Company owns Fifty One Percent (51%) of the membership interests of Direct Solar America.

Business

We are a company focused on providing renewable energy solutions and energy-efficient applications to drive better health and living. We currently have core subsidiaries including solar and air purification. We built our portfolio through synergistic acquisitions, products, and partnerships to provide a rich, diversified holding base. The Company’s initial focus is on solar energy and we are committed to building a foundation for future expansion opportunities and building brands based on technology solutions we believe will increase efficiencies across various markets. We strive to create long-term value for our shareholders by helping our partner companies to increase their market penetration, grow revenue and improve cash flow. As of December 31, 2020 we currently have three subsidiaries, Direct Solar America, 51% interest, Discount Indoor Garden Supply, Inc. (“DIGS”, 90% interest), and ShieldSaver, LLC (“ShieldSaver”, 51% interest). Our principal offices are located at 2999 North 44th Street Suite 530, Phoenix, AZ 85018, telephone: (888) 682-7464. We have formalized, announced and are in the process of spinning out our 1606 Corp. We may decide to due future spin-off additional assets or subsidiaries

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2020, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of Singlepoint, DIGS, Direct Solar America and ShieldSaver as of December 31, 2020 and December 31, 2019, (with the accounts of Jiffy Auto Glass (“JAG”), a former subsidiary dissolved July 26, 2019). All significant intercompany transactions have been eliminated in consolidation.

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

The Company uses three categories for disaggregated revenue classification:

(1)	Retail Sales (DIGS, Singleseed),

(2)	Distribution (1606 and related products) and,

(3)	Services Revenue (Direct Solar, Mobile Web Credit Card Gateway, Shieldsaver).

Additionally, the Company also disaggregates revenue by subsidiary:

(1)	Singlepoint (parent company)

(2)	Direct Solar America

(3)	DIGS

There were no revenues from Shield Saver or JAG (dissolved in 2019) during the year ended December 31, 2020.

Retail Sales. Our retail sales include our products sold directly to consumers, with sales recognized upon delivery of the product to the customer, with the customer taking risk of ownership and assuming risk of loss. Payment is due upon delivery. DIGS operates an online store and sells nutrients, lights, HVAC systems and other products to consumers. Singleseed provides products through its online portal.

Distribution Revenue. Our distribution revenue includes Singlepoint’s 1606 and related product sales to third-party resellers with revenue recognized upon delivery of the product to the reseller, with the reseller taking risk of ownership and assuming risk of loss. Payment is due upon delivery or within 30 days of invoicing. Except for when sold direct to consumer upon which payment is due immediately.

Services Revenue. Our services revenue includes services provided by Direct Solar America, which earns commission revenue for solar services placed with third-party contractors and recognizes revenue upon date of completion of installation. Cash received in advance of contract completion is recognized as deferred revenue until contracts are complete. Singlepoint’s merchant services provides payment services to businesses with revenue recognized upon the close and remittance of commissions each month. ShieldSaver offers business-to business services related to windshield repair and replacement for consumers. Service revenue is recognized as the performance obligations are fulfilled, with the customer taking risk of ownership and assuming risk of loss. Payment for service revenue is generally due upon completion.

Returns and other adjustments

The Company records an estimate for provisions of discounts, returns, allowances, customer rebates and other adjustments for each shipment, and are netted with gross sales. The Company’s discounts and customer rebates are known at the time of sale and the Company appropriately debits net product revenues for these transactions based on the known discount and customer rebates. The Company estimates for customer returns and allowances based on estimates of historical transactions and accounts for such provisions during the same period in which the related revenues are earned. Customer discounts, returns and rebates on product revenues during the year ended December 31, 2020 and 2019 are not material.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of ninety days or less at the time of purchase to be cash equivalents. The Company maintains deposits in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had no deposits in excess of amounts insured by the FDIC as of December 31, 2020.

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

The following table summarizes the number of shares of common stock issuable pursuant to our convertible securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019

Series A Preferred Stock	1,500,000,000	1,355,000,000
Series B Preferred Stock	200,655,733	-
Convertible notes	1,500,000	603,436,155
Warrants	10,000,000	10,000,000
Potentially dilutive securities	1,712,155,733	1,968,436,155

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

The Company’s financial instruments consist of cash, accounts receivable, investments, accounts payable, convertible notes payable, advances from related parties, and derivative liabilities. The estimated fair value of cash, accounts receivable, accounts payable, convertible notes payable and advances from related parties approximate their carrying amounts due to the short-term nature of these instruments.

Certain non-financial assets are measured at fair value on a nonrecurring basis. Accordingly, these assets are not measured and adjusted to fair value on an ongoing basis but are subject to periodic impairment tests.

The Company’s derivative liabilities have been valued as Level 3 instruments.

As of December 31, 2019, the Company had an investment in equity securities that did not have a readily determinable fair value, or “RDFV”. This investment was assessed and measured at fair value that was determined to be zero. As of December 31, 2020, this investment in equity securities did meet the standards for a RDFV and has been valued as Level 1 instruments. For the year ended December 31, 2020, a net gain of $807,511 was recognized related to the fair value measurement of these equity securities.

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability and equity securities – December 31, 2020	$588,637	$–	$–	$588,637

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability and equity securities – December 31, 2019	$–	$–	$2,813,150	$2,813,150

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2019 and December 31, 2020:

Derivative Liability

Balance, December 31, 2019	2,813,150
Additions recognized as debt discount	984,801
Derivative liability settlements	(3,053,213)
Mark-to-market at December 31, 2020	(744,738)
Balance, December 31, 2020	$-

Net income for the year included in earnings relating to the liabilities held at December 31, 2020	$744,738

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

There were various other accounting standards and interpretations issued recently, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows. Management has evaluated these new pronouncements through December 31, 2020.

Subsequent Events

Other than the events described in Note 12, there were no subsequent events that required recognition or disclosure. The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.

NOTE 3 – INVESTMENTS, ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS

Investments

The Company records certain investments using the cost method. If cost exceeds fair value, an impairment loss is recognized unless the impairment is considered temporary. The Company records investments in equity securities using the fair value method. In certain cases, the equity securities may not meet the criteria for RDFV, then the Company determines the fair value using the market price of the equity securities on the given remeasurement date less the applicable discount calculated using a put option pricing model with the applicable assumptions and inputs.

The Company had investments recorded using the cash method of $35,000 and $60,000 as of December 31, 2020 and 2019, respectively.

The Company had investments in equity securities using the fair value method of $588,637 and $0 as of December 31, 2020 and 2019, respectively.

2019 Asset Acquisition – Direct Solar LLC and AI Live Transfers LLC

On May 14, 2019, the Company, via the formation of Direct Solar America, completed the acquisition of certain assets of Direct Solar LLC and AI Live Transfers LLC (the “Acquired Assets”). The Company owns 51% of the membership interests of Direct Solar America. In connection with the acquisition of these assets the Company issued an aggregate of 156,058,751 shares of common stock. The Company agreed that it shall reinvest into Direct Solar America its portion of distributions of Net Cash Flow (as defined in the Operating Agreement of Direct Solar America), if any, up to $250,000 per quarter, up to a total of $750,000. Direct Solar America has not made any distributions and no amounts have been reinvested as of December 31, 2020.

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

Total revenue of $2,653,924, net loss of $848,351, and contributed net loss of $410,788 after non-controlling interest related to Direct Solar America for the year ended December 31 , 2020 are included in the Company’s accompanying consolidated statement of operations.

Goodwill and Intangible Assets

The following table presents details of the Company’s goodwill as of December 31, 2020 and December 31, 2019:

Direct Solar America
Balances at December 31, 2019:	1,966,340
Aggregate goodwill acquired	-
Impairment losses	-
Goodwill adjustment	(72,600)
Balances at December 31, 2020:	$1,893,740

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

The Company used the discounted cash flow method for the impairment testing as of December 31, 2020. The Company performed discounted cash flow analysis projected over four years to estimate the fair value of the reporting unit, using management’s best judgement as to revenue growth rates and expense projections. This analysis indicated cash flows (and discounted cash flows) greater than the book value of goodwill. The Company determined there were no indicators of impairment in goodwill during the year ended December 31, 2020.

During the year ended December 31, 2020, the Company adjusted its goodwill to reflect its final valuation of its goodwill and intangible assets. The adjustment decreased goodwill and increased intangible assets by $72,600, with no effect on total purchase price. The gross intangible assets of $72,600 have an estimated useful life of three years, a net book value of $49,005 as of December 31, 2020, and amortization expense of $23,595 for the year ended December 31, 2020.

Proforma Information (unaudited)

Singlepoint Direct Solar LLC

The following unaudited pro forma information presents the consolidated results of the Company’s operations and the results of the acquisition of the Acquired Assets as if the May 14, 2019 acquisition had been consummated on January 1, 2019. Such unaudited pro forma information is based on historical unaudited financial information with respect to the Acquired Assets acquisition and does not include operational or other charges which might have been affected by the Company. The unaudited pro forma information for the year ended December 31, 2019 presented below is for illustrative purposes only and is not necessarily indicative of the results which would have been achieved or results which may be achieved in the future:

Year Ended December 31,
2019
Net revenue	$4,098,382
Net loss	$(8,125,411)

NOTE 4 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Convertible notes payable consisted of the following:

	December 31, 2020	December 31, 2019

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

Convertible note payable to investor (the “UAHC Note”) dated October 10, 2017, with interest at 10%, an OID of $70,000, due October 6, 2019, convertible into shares of the Company’s common stock at a discount of 60% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 trading days prior to conversion. The UAHC Note includes a warrant to purchase 5,000,000 shares of the Company’s common stock at a price of $0.10 per share. The UAHC Note is secured by substantially all assets of the Company. The investor converted a total of $37,767 of principal and accrued interest of this note into 37,767,405 shares of the Company’s common stock. This note was amended on October 12, 2020 whereby the maturity due date was extended to December 31, 2022 with monthly payments required commencing October 1, 2020. A final note settlement agreement was executed on January 27, 2021 (see Note 12).

	581,723	619,490

Convertible note payable to investor (the “Iliad Note”) dated November 5, 2018 totaling $500,000, plus OID of $225,000 and legal fees of $20,000. The Iliad Note bears interest at 10% and matures on November 5, 2020. Total available under note is $5,520,000, including $500,000 OID (and $20,000 in legal fees applied to the first $500,000 tranche). The Iliad Note is convertible into shares of the Company’s common stock after 180 days at a discount of 35% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 trading days prior to conversion. The Company borrowed $1,925,000 (including OID of $175,000) under this note during the year ended December 31, 2019. The investor converted a total of $458,360 of principal and accrued interest of this note into 214,880,617 shares of the Company’s common stock and was repaid $194,637 by the Company during the year ended December 31, 2020. The Iliad Note is secured by substantially all assets of the Company. This note was amended on October 12, 2020 whereby the maturity due date was extended to December 31, 2022 with monthly payments required commencing October 1, 2020. A final note settlement agreement was executed on January 27, 2021 (see Note 12).

	1,842,003	2,495,000

Convertible note payable to investor (the “GSC Note”) dated March 11, 2020 totaling $320,500, plus OID of $30,000 and legal fees of $9,500. The GSC Note bears interest at 10% and matures on March 6, 2021. Total available under note is $1,440,000, including $120,000 OID (and $9,500 in legal fees taken on first $320,500 tranche). The GSC Note is convertible into shares of the Company’s common stock at any time at a discount of 25% of the lowest closing bid price of the Company’s common stock during the 10 trading days prior to conversion. The investor converted a total of $201,959 of principal and accrued interest of this note into 107,014,457 shares of the Company’s common stock and the full outstanding balance of $170,000 was repaid during the year ended December 31, 2020.

	-	-

Convertible note payable with an accredited investor dated October 31, 2016, with interest at 0%, due October 31, 2017, convertible at $0.007 per share. This note is currently in default.	$10,500	$10,500

Total convertible notes payable	2,434,226	3,225,225
Less debt discounts		(1,154,327)
Convertible notes payable, net	2,434,226	2,070,898
Less current portion of convertible notes, net	(2,434,226)	(2,070,898)
Long-term convertible notes payable, net	$-	$-

Accrued interest on the above notes payable totaled $518,366 and $227,352 as of December 31, 2020 and 2019, respectively. Interest expense for the above notes payable for the years ended December 31, 2020 and 2019 was $306,158 and $300,168, respectively. Total amortization of debt discounts was $2,174,273 and $1,662,068 for the years ended December 31, 2020 and 2019, respectively.

Short-term Notes Payable

In May 2020, the Company received total loan proceeds of $332,737 under the SBA’s Paycheck Protection Program (“PPP”) and is included in short-term notes payable as of December 31, 2020. The two PPP loans include a promissory note with Direct Solar America with principal of $312,300, due May 7, 2022, and a promissory note with Singlepoint with principal of $20,437, due in 18 monthly installments beginning December 12, 2020. Both PPP loans bear interest at 1%. Under the PPP loan terms, the Company may apply (and plans to apply) for forgiveness of the PPP loans.

Long-term Note Payable

In May 2020, the Company received loan proceeds of $150,000 under the SBA’s Economic Injury Disaster Loan program (“EIDL”). The EIDL dated May 22, 2020, bears interest at 3.75%, has a 30-year term, is secured by substantially all assets of the Company, and is due in monthly installments of $731 beginning May 1, 2021.

NOTE 5 – OBLIGATIONS UNDER CAPITAL LEASE

The Company leases approximately 1,400 square feet of office space at 2999 North 44th Street, Phoenix, Arizona 85018 through January 31, 2023 at a monthly base rent of $3,270 through January 2020, increasing to $3,618, $3,688 and to $3,758 per month beginning February 2020, February 2021 and February 2022, respectively.

On July 2, 2019, the Company executed a lease agreement for an industrial building space in California for 24 months at base rent of $2,400 per month through June 30, 2021, upon which the lease expires.

The above leases are classified as capital leases under ASC 842 which the Company adopted in 2019. The following is a summary of property held under these capital leases at December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019

Office and warehouse facilities	$224,037	$224,037
Accumulated amortization	(144,870)	(87,106)

Total	$79,167	$136,931

Future maturities of obligations under capital leases are as follows:

Twelve months ending December 31,
2021	$58,585
2022	45,020
2023	3,758

Total minimum lease payments	107,363
Amounts representing interest	(8,481)
$98,882

NOTE 6 - DERIVATIVE LIABILITY

Derivative Liability- Debt

The fair value of the described embedded derivative on all convertible debt was valued at $0 due to the note amendment executed on October 12, 2020, and $2,813,150 at December 31, 2020 and December 31, 2019, respectively, which was determined using the Black Scholes Pricing Model with the following assumptions:

	December 31, 2020	December 31, 2019
Dividend yields	0%	0%
Term	0-1.0 year	0-2.0 year
Volatility	79.54% - 107.2%	107.0% - 133.0%
Risk free rate	0.10 - 1.59%	1.54 - 2.60%

The Company adjusted the recorded fair value of the derivative liability on debt to market resulting in non-cash, non-operating gain of $744,738 and $604,289 for the years ended December 31, 2020 and 2019, respectively.

Note 2 contains a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2020.

NOTE 7 - STOCKHOLDERS’ DEFICIT

On January 30, 2020, the Company amended its Articles of Incorporation and authorized 5,000,000,000 shares of common stock (previously 2,000,000,000 shares) and 100,000,000 shares of preferred stock (previously 60,000,000 shares), of which 60,000,000 shares are designated as Class A Convertible Preferred Stock. The Company has retroactively reflected this amendment as of December 31, 2019.

On December 18, 2020, the Company amended its Articles of Incorporation to designate 1,500 shares of undesignated preferred stock as Class B Preferred Stock.

Class A Convertible Preferred Shares

As of December 31, 2020 and, 2019, the Company had authorized 100,000,000 shares of preferred stock, $0.0001 par value per share, of which 60,000,000 shares are designated as Series A Convertible Preferred Stock (“Class A Stock”) with $0.0001 par value per share, of which 60,000,000 and 54,200,000 shares were issued and outstanding as of December 31, 2020 and 2019, respectively.

Each share of Class A Stock is convertible at any time into 25 shares of common stock, totaling 1,500,000,000 and 1,355,000,000 shares of common stock assuming full conversion of all outstanding shares as of December 31, 2020 and 2019, respectively. No dividends are payable unless declared by the Board of Directors. Each share of Class A Stock votes with the shares of Common Stock and is entitled to 50 votes per share and ranks senior to all other classes of stock in liquidation in the amount of $1 per share.

Class B Convertible Preferred Shares

As of December 31, 2020, the Company authorized 1,500 shares of preferred stock, $.0001 par value per share, of which 408 shares were issued and outstanding.

As of December 31, 2020 and 2019, a total of 39,998,500 and 40,000,000 shares of preferred stock remain undesignated and unissued, respectively.

Common Stock

As of December 31, 2020 and 2019, the Company’s authorized common stock was 5,000,000,000 shares, at $0.0001 par value per share, with 2,479,976,812 and 1,698,279,820 shares issued and outstanding as of December 31, 2020 and 2019, respectively.

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

The Equity Financing Agreement terminates upon any of the following events: when GHS has purchased an aggregate of $7,000,000 in the Common Stock of the Company pursuant to the Equity Financing Agreement; on the Date that is twenty-four (24) calendar months from the date the Registration Statement is declared "Effective"; at such time that the Registration Statement is no longer in effect; by the Company at any time, after ninety (90) calendar days notice following the closing of any Put; or upon thirty (30) calendar days after written notice by the Company if no Put Notices have been delivered. Actual sales of shares of Common Stock to the Investor under the Equity Financing Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. The net proceeds under the Equity Financing Agreement to the Company will depend on the frequency and prices at which the Company sells shares of its stock to GHS.

Shares issued during the year ended December 31, 2020

During the year ended December 31, 2020, the Company issued a total of 320,000,000 shares of common stock to GHS at an aggregate price of $812,576 (or $0.0025 per share) under the Put notices issued by the Company under the Equity Financing Agreement.

During the year ended December 31, 2020, the Company issued an aggregate of 391,696,992 shares of common stock to investors for the conversion of a total of $778,657 of convertible debt and accrued interest.

On February 11, 2020, the Company issued 10,000,000 shares of common stock to a consultant for services with a fair value of $87,000, or $0.0087 per share.

On March 12, 2020, the Company issued 5,000,000 shares of common stock to a consultant for services with a fair value of $30,000, or $0.0060 per share.

On October 9, 2020, the Company issued 7,400,000 shares of Class A Preferred Stock to five of the Company’s directors at an aggregate value of $555,000.

On December 8, 2020 the Company issued 15,000,000 shares of common stock to two consultants for services with a fair value of $42,000, or $0.0021 per share.

NOTE 8 - RELATED PARTY TRANSACTIONS

Accrued Officer Compensation

As of December 31, 2020 and December 31, 2019, a total of $1,005,230 and $588,611, respectively, was accrued for unpaid officer wages due the Company’s CEO, CFO and President under their respective employment agreements.

Other

The Company’s CEO has advanced the Company funds since 2017, with a balance due of $911,826 and $735,000, respectively, plus accrued interest of $216,807 and $96,273 as of December 31, 2020 and 2019, respectively. These balances accrue interest at 12% beginning on October 1, 2018, are unsecured and due on demand. Total interest expense on the advances totaled $216,807 and $78,243, for the years ended December 31, 2020 and 2019, respectively. In November 2020, the Company sold the CEO 1,075,527 common shares of equity securities of Jacksam with a fair value measured at $218,874 and was recorded as a reduction of debt related to advances from the related party.

As of December 31, 2020 and December 31, 2019, a total of $13,039 and $15,222, respectively, was due to the founder of DIGS for advances to DIGS.

As of December 31, 2020 and December 31, 2019, a total of $0 and $2,892, respectively, was due the founder of DIGS and is included in accounts payable.

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

Standard Eco LLC (“Standard Eco”)

On October 8, 2020 Direct Solar America and the principals of Standard Eco agreed to the following terms and conditions:

(i)	Direct Solar America and principles of Standard Eco agreed to form new joint venture entities, to assist with the build out of a national solar installation network; ownership of the new joint ventures will be 51% Direct Solar America and 49% Standard Eco; if it is required by a state and/or territory that a certain percentage of ownership of an entity is required to be held by a qualifying third-party, both parties shall agree to proportionally dilute by the respective amount of ownership necessary to fulfill that requirement with the understanding that in no case shall Direct Solar America’s ownership interest be dilutable to less than fifty one (51%) percent. Any ownership granted as a requirement for a Qualifying Party shall not have any profit distribution rights and shall be deemed “non voting” with the voting right proportionally distributed based upon the existing memberships ownership interests. Standard Eco shall be allowed to continue operations in all states and territories and shall not be bound to any non-compete language and/or restriction of services.

(ii)	All business initiated through the efforts of Direct Solar America shall be designated to run through the new solar installation entity.

As of December 31, 2020, no new additional joint ventures entities were established pursuant to the agreement and there were no financial obligations owed to Standard Eco based on certain threshold criteria.

NOTE 10 - REVENUE CLASSES AND CONCENTRATIONS

Selected financial information for the Company’s operating revenue for disaggregated revenue purposes are as follows:

	Year Ended December 31,	Year Ended December 31,
	2020	2019

Revenue by product/service lines:

Retail	$85,428	$158,903
Distribution	138,809	521,013
Services	2,653,924	2,663,917
Total	$2,878,161	$3,343,833

Revenue by subsidiary:

Singlepoint (parent company)	$184,561	$576,499
Direct Solar America	2,653,924	2,031,743
DIGS	39,676	151,381
Shield Saver	-	19,339
JAG	-	564,870
Total	$2,878,161	$3,343,833

One customer comprised approximately 13% of the Company’s revenue for year ended December 31, 2019. Two customers comprised approximately 35% and 26%, respectively, of the Company's revenue for the year ended December 31, 2020.

NOTE 11 – INCOME TAXES

The components of income tax expense for the years ended December 31, 2020 and 2019 consist of the following:

	2020	2019
Federal tax statutory rate	21.0%	21.0%
Permanent differences	(0.0)%	(11.6)%
Valuation allowance	21.0%	(9.4)%
Effective rate	0%	0%

Significant components of the Company’s estimated deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows:

	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$2,024,000	$1,238,000
Temporary differences	457,000	1,334,000

Total deferred tax asset	2,481,000	2,572,000

Valuation allowance	(2,481,000)	(2,572,000)
	-	-

The Company has net operating losses (“NOLs”) as of December 31, 2020 of approximately $9,700,000 for federal tax purposes, which will expire in varying amounts through 2039. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code ("IRC") Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry-forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs could be substantially limited. The Company has no tax provision for the years ended December 31,2020 and 2019 due to the net losses and full valuation allowances against net deferred tax assets.

NOTE 12 - SUBSEQUENT EVENTS

On January 26, 2021 the Company entered into a purchase agreement to acquire 100% ownership of EnergyWyze, LLC, a limited liability company. The purchase price consideration consists of the following:

$75,000.00 with $25,000.00 paid at closing and the remaining balance of $50,000.00 to be in the form of a 180 day Seller Note to be retired in conjunction with any capital raise associated with the intended up listing to a national exchange. The Seller Note would be extendable for a period of 90 days at the Buyer’s option, furthermore the note can be converted at any time by the sellers into Common Stock during the initial 180-day period based on the 10 Day Volume Weighted Average Price (VWAP).

$450,000.00 USD in Restricted Common Stock based on the 10 Day VWAP immediately preceding the closing date and each vesting period. Stock awarded will be allocated equally, $150,000.00 USD each, between the principals named in the LOI , and will vest over a three-year period. Each principal member must be employed by the Company on the vesting date to be awarded the equity award. The vesting schedule shall be as follows: $50,000.00 USD shall vest on July 1, 2021. $100,000.00 USD, representing the remaining individual balance, shall be divided into ten equal amounts and will vest on quarterly basis over the next 10 quarters post the initial vesting period of July 1, 2021.

On January 27, 2021, the Company entered into a Note Settlement Agreement (“Settlement Agreement”) related to the UAHC and Iliad Notes. Pursuant to the terms of the Settlement Agreement, the Company issued 100,000,000 and 30,000,000 shares of common stock to repay the Iliad Note and the UAHC Note, respectively.As of January 27, 2021, the outstanding balances of Iliad Note and the UAHC Note plus accrued interest were $2,253,666.82 and $681,170, respectively. The Company recorded losses on the debt settlement of $136,333 and $35,830, for the Iliad Note and the UAHC Note, respectively.

On January 28, 2021, the Company amended its Articles of Incorporation to designate 1,500 shares of undesignated preferred stock as Class C preferred stock.

On January 28, 2021, the Company entered into a purchase agreement with GHS whereby GHS agreed to purchase, in tranches, up to $1,000,000 of Class C preferred stock in exchange for 1,010 shares of Class C preferred stock. GHS purchased the first tranche of 500 shares for $500,000.

On February 12, 2021, the Company entered into an agreement to purchase 51% ownership of Box Pure Air, LLC, a Delaware limited liability company. The consideration consisted of an aggregate number of common stock shares equal to $500,000.

On February 22, 2021, GHS purchased a second tranche of 250 shares of Class C preferred stock for $250,000.

On March 11, 2021, the Company amended its Articles of Incorporation to designate 2,000 shares of undesignated preferred stock as Class D preferred stock.

On March 11, 2021, the Company entered into a purchase agreement with GHS whereby GHS agreed to purchase, in tranches, up to $2,000,000 of Class D preferred stock in exchange for 2,000 shares of Class D preferred stock. GHS purchased the first tranche of 500 shares for $500,000. On March 19, 2021, GHS purchased the second tranche of 500 shares of Class D preferred stock for $500,000. On March 26, 2021 GHS purchased the third tranche of 500 shares of Class D preferred stock for $500,000. On April 1, 2021, GHS purchased the fourth tranche of 500 shares of Class D preferred stock for $500,000.

On March 22, 2021, we filed a Certificate of Amendment (the “Certificate of Amendment”) with the Secretary of State of the State of Nevada to effect a 1 for 75 reverse stock split. At the effective time of the reverse stock split, every 75 shares of issued and outstanding common stock will be converted into one (1) share of issued and outstanding common stock. The number of authorized shares and the par value per share of the common stock and the number of authorized or issued and outstanding shares of the Company’s preferred stock will remain unchanged.

On April 7, 2021 we completed the spin-off of 1606 Corp. whereby each holder of common stock and Class A Preferred Stock of the Company received one share of unregistered and restricted common stock and Class A Preferred Stock of 1606 Corp. for each such share owned of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President, and our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Based on that evaluation, our management, including our President, and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

We have added additional accounting staff and have performed an extensive revenue review and reconciliation at the conclusion of the third quarter for the revenue associated with our primary subsidiary in 2020.  We introduced additional accounting services to the parent company and our subsidiary to augment and improve its revenue recognition procedures and controls.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, ages, and positions of the Company’s present executive officers and directors are set forth in the following table (1):

Name	Age	Positions
Gregory P. Lambrecht	58	Chairman of the Board/Chief Executive Officer (2)
William Ralston	31	Director/President
Corey Lambrecht	51	Chief Financial Officer (2)
Eric Lofdahl	58	Director

_____________

(1) All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. On October 29, 2020 Jeffrey Nomura resigned as a member of the Board of Directors and on September 30, 2020 Venugopal Aravamudan resigned as a member of the Board of Directors. Eric Lofdahl served as CTO until December 22, 2020.

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

Eric Lofdahl – Director

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

(8) has been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2020, with the exception of the following reports.

Reporting Person	Form Type
Gregory P. Lambrecht	3
William Ralston	4
Eric Lofdahl	3

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid to our Chief Executive Officer, Chief Financial Officer and those executive officers that earned in excess of $120,000 during the last two fiscal years ended December 31, 2020 and 2019 (collectively, the “Named Executive Officers”):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Gregory P. Lambrecht,	2020	$220,000	-	-	-	-	-	-	$220,000
CEO, Director	2019	220,000

William Ralston, President, Director	2020	$100,000	-						$100,000
	2019	100,000

Eric Lofdahl, Director	2020 2019	-	-	-	-	-	-	-	-

Corey Lambrecht CFO	2020	$80,000							$80,000

The table does not include an aggregate of 7,400,000 shares of Class A Convertible Preferred Stock issued in 2020 for serving the Company.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth, as of December 31, 2020, certain information concerning the beneficial ownership of our capital stock, including our common stock, and Class A Convertible Preferred Stock, by:

•	each stockholder known by us to own beneficially 5% or more of any class of our outstanding stock;
•	each director;
•	each named executive officer;
•	all of our executive officers and directors as a group; and
•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our outstanding stock.

We currently have authorized 5,000,000,000 shares of common stock and 100,000,000 shares of preferred stock, of which 60,000,000 shares are designated as Class A Convertible Preferred Stock, 1,500 shares are designated as Class B Convertible Preferred Stock, 1,500 shares are designated as Class C Convertible Preferred Stock, 2,000 shares are designated as Class D Convertible Preferred Stock, and 39,995,000 shares of preferred stock remain undesignated. There were 2,479,976,812 shares of common stock, 60,000,000 shares of Class A Convertible Preferred Stock and 408 shares of Class B Convertible Preferred Stock outstanding as of December 31, 2020. Each share of Class A Convertible Preferred Stock is convertible at any time into 25 shares of common stock, totaling 1,500,000,000 shares of common stock assuming full conversion of all outstanding shares. Each share of Class A Convertible Preferred Stock votes with the shares of Common Stock and is entitled to 50 votes per share. Each share of Class B Convertible Preferred Stock is convertible at any time into shares of common stock by dividing the Stated Value ($1,200) by $0.00244, totaling 200,655,733 shares of common stock assuming full conversion of all outstanding shares.  The Class C and Class D Convertible Preferred Stock are not included in the table as they were created after December 31, 2020.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of December 31, 2020 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, we believe the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owner	Amount and nature of beneficial ownership	Percent of Class
Class A Convertible Preferred Stock	Govindan Gowrishankar (1)	3,000,000	5%

___________

(1) Mr. Gowrishankar served on the Board of Directors of the Company from December 2011 until May 2017.

Security Ownership of Management**

Title of Class	Name and Address of Beneficial Owner (1)	Amount and nature of beneficial ownership	Percent of Class
Common Stock	Gregory P. Lambrecht	7,565,864	0.3%
	Eric Lofdahl	15,286,498	0.616%
	Wil Ralston	21,969,300	0.886%
	Corey Lambrecht	25,050,000	1.01%

	Executive Officers and Directors as a Group	69,871,662	.028%

Class A Convertible Preferred Stock	Gregory P. Lambrecht	31,230,000	52.9%
	Eric Lofdahl (2)	10,785,000	18.2%
	Corey Lambrecht	2,175,000	3.6%
	Wil Ralston	9,375,000	15.9%

	Executive Officers and Directors as a Group	53,565,000	89%

________

* Less than 1%.

** Does not include the holdings of former directors Venugopal Aravamudan and Jeffrey Nomura. All figures have been calculated pre reverse split.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

During the year ended December 31, 2020, the Board of Directors reviews and approves transactions with related persons, if the related person is a member of the Board of Directors, such person abstains from the voting on the approval of such transaction.

Advances from Officer

Mr. Lambrecht advanced the Company funds during 2020 and 2019, with a balance due of $911,826 and $735,000 respectfully, plus accrued interest of $216,807 and $96,273 as of December 31, 2020 and 2019, respectively. These balances accrue interest at 12% beginning October 1, 2018, are unsecured and due on demand.

Stock Issuances to Officers and Directors

On October 9, 2020 the Company issued the following shares of Class A Convertible Preferred Stock to ifs officers and directors:

Greg Lambrecht	2,180,000
Wil Ralston	2,175,000
Corey Lambrecht	2,175,000
Eric Lofdahl	435,000
Jeff Nomura	435,000

7,400,000

Promoters and Certain Control Persons

None.

Item 14. Principal Accounting Fees and Services.

Principal Accounting Fees & Services	2020	2019
Audit Fees	$47,780	$65,667
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$47,780	$65,667

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

Tax Fees

These amounts consisted of the aggregate fees billed for each of the last two fiscal years for tax services including tax compliance and the preparation of tax returns and tax consultation services. There were no such services by our principal accountant in 2020 or 2019.

All Other Fees

These amounts consisted of the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above. There were no such services by our principal accountant in 2020 or 2019.

PART IV

Item 15. Exhibits and Financial Schedules

(a)(1) Index to Consolidated Financial Statements

The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8, “Financial Statement and Supplementary Data.”

(a)(2) Financial Statement Schedules

Other financial statement schedules for the years ended December 31, 2020 and 2018 have been omitted since they are either not required, not applicable, or the information is otherwise included in the consolidated financial statements or the notes to consolidated financial statements.

(a)(3) Exhibits

The Exhibits listed in the accompanying Exhibit Index are attached and incorporated herein by reference and filed as part of this report.

Item 16. Form 10–K Summary

                None.

SIGNATURES

Pursuant to the requirements of Securities 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINGLEPOINT INC.

Dated: April 15, 2021	By:	/s/ Gregory P. Lambrecht
Gregory P. Lambrecht CEO/Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory P. Lambrecht	Chief Executive Officer, and Chairman of the Board (Principal Executive Officer)	April 15, 2021
Gregory P. Lambrecht

/s/ William Ralston	President, Director	April 15, 2021
William Ralston

/s/ Corey Lambrecht	Chief Financial Officer	April 15, 2021
Corey Lambrecht

/s/ Eric Lofdahl	Director	April 15, 2021
Eric Lofdahl

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Scheme Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

