Form 10-Q
period 2021-03-31
SinglePoint Inc.
filed 2021-05-17
CIK 1443611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 14, 2021, the Company had 37,496,738 outstanding shares of its common stock, par value $0.0001.

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

2

SINGLEPOINT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2021	December 31, 2020

ASSETS
CURRENT ASSETS:
Cash	$1,691,686	$198,473
Accounts receivable	17,448	3,368
Prepaid expenses	78,744	4,834
Inventory	284,314	63,456
Current portion of deferred compensation, net of discount	203,758	-

Total Current Assets	2,275,950	270,131

NON-CURRENT ASSETS:
Property, net	64,726	79,167
Investment, at fair value	582,010	623,637
Intangible assets, net	45,375	49,005
Goodwill	2,468,740	1,893,740
Deferred compensation, net of current portion	135,840	-

Total Assets	$5,572,641	$2,915,680

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable, including related party	$652,825	$245,362
Accrued expenses, including accrued officer salaries	1,160,315	1,661,208
Current portion of convertible notes payable, net of debt discount	10,500	2,434,226
Capital lease obligations, current portion	45,610	51,365
Advances from related party	1,174,339	1,151,946
Short-term notes payable	880,108	372,232

Total Current Liabilities	3,923,697	5,916,339

LONG-TERM LIABILITIES:
Convertible notes payable, net of current portion	-	-
Capital lease obligations, net of current portion	37,419	47,517
Long-term notes payable	285,840	150,000

Total Liabilities	4,246,956	6,113,856

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Undesignated preferred stock, par value $0.0001; 39,995,000 and 39,998,500 shares authorized as of March 31, 2021, and December 31, 2020, respectively;

Class A convertible preferred stock, par value $0.0001; 60,000,000 shares authorized; 59,000,000 and 60,000,000 shares issued and outstanding as of March 31, 2021, and December 31, 2020, respectively	5,900	6,000

Class B convertible preferred stock, par value $0.0001; 1,500 shares authorized; 408 shares issued and outstanding as of March 31, 2021, and December 31, 2020, respectively	-	-

Class C convertible preferred stock, par value $0.0001; 1,500 and no shares authorized as of March 31, 2021, and December 31, 2020, respectively; 760 and no shares issued and outstanding as of March 31, 2021, and December 31, 2020, respectively	-	-

Class D convertible preferred stock, par value $0.0001; 2,000 and no shares authorized as of March 31, 2021, and December 31, 2020, respectively; 1,500 and no shares issued and outstanding as of March 31, 2021, and December 31, 2020, respectively	-	-

Common stock, par value $0.0001; 5,000,000,000 shares authorized; 35,377,395 and 33,075,711 shares issued and outstanding as of March 31, 2021, and December 31, 2020, respectively	3,538	3,308

Additional paid-in capital	84,017,072	78,132,202
Accumulated deficit	(81,927,618)	(80,785,887)
Total Singlepoint Inc. stockholders' equity	2,098,892	(2,644,377)
Non-controlling interest	(773,207)	(553,799)
Total Stockholders' Equity	1,325,685	(3,198,176)

Total Liabilities and Stockholders' Equity	$5,572,641	$2,915,680

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31, 2021	March 31, 2020

REVENUE	$239,013	$1,075,222

Cost of Revenue	304,739	765,608

Gross profit	(65,726)	309,614

OPERATING EXPENSES:
Consulting fees	60,331	137,016
Professional and legal fees	121,557	74,818
Investor relations	167,355	43,784
General and administrative	697,450	690,972

Operating expenses	1,046,693	946,590

LOSS FROM OPERATIONS	(1,112,419)	(636,976)

OTHER INCOME (EXPENSE):
Interest expense	(55,366)	(127,330)
Amortization of debt discounts	-	(448,290)
Loss on settlement of debt	(151,727)	(41,264)
Gain (loss) on change in fair value of derivative liability and equity securities	(41,627)	(708,932)

Other income (expense)	(248,720)	(1,325,816)

INCOME (LOSS) BEFORE INCOME TAXES	(1,361,139)	(1,962,792)

Income taxes	-	-

NET INCOME (LOSS)	(1,361,139)	(1,962,792)

Loss (income) attributable to non-controlling interests	219,408	42,361

NET INCOME (LOSS) ATTRIBUTABLE TO SINGLEPOINT INC. STOCKHOLDERS	$(1,141,731)	$(1,920,431)

Net income (loss) per share - basic	$(0.03)	$(0.08)

Weighted average number of common shares outstanding - basic	34,587,638	22,903,450

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Preferred Stock Class A Par Value $0.0001		Preferred Stock Class B Par Value $0.0001		Preferred Stock Class C Par Value $0.0001		Preferred Stock Class D Par Value $0.0001		Common Stock Par Value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in Capital	Accumulated Deficit	Non- controlling Interest	Total Stockholders' Equity

Balance, December 31, 2020	60,000,000	$6,000	408	$-	-	-	-	-	33,075,711	$3,308	$78,132,202	$(80,785,887)	$(553,799)	$(3,198,176)

Issuance of common shares for services									66,667	7	17,993			18,000
Issuance of preferred shares for cash					760	-	1,500	-			2,260,000			2,260,000
Issuance of common shares for acquisition									168,350	17	499,983			500,000
Issuance of common shares for principal and accrued interest on convertible notes									1,733,333	173	3,106,827			3,107,000
Conversion of preferred shares	(1,000,000)	(100)							333,333	33	67			-

Net loss												(1,141,731)	(219,408)	(1,361,139)

Balance, March 31, 2021	59,000,000	$5,900	408	$-	760	-	1,500	-	35,377,395	$3,538	$84,017,072	$(81,927,618)	$(773,207)	$1,325,685

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

	Preferred Stock Class A Par Value $0.0001		Preferred Stock Class B Par Value $0.0001		Preferred Stock Class C Par Value $0.0001		Preferred Stock Class D Par Value $0.0001		Common Stock Par Value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders' Equity

Balance, December 31, 2019	54,200,000	$5,420	-	$-	-	$-	-	$-	22,643,731	$2,264	$72,377,957	$(76,752,170)	$(143,011)	$(4,509,540)

Issuance of common shares for services									200,000	20	117,980			118,000
Issuance of common shares for services previously accrued
Issuance of common shares for acquisition
Issuance of common shares for principal and accrued interest on convertible notes									427,127	43	78,378			78,421
Issuance of preferred shares for services
Conversion of preferred shares
Warrants issued with convertible notes payable
Settlement of derivative liability due to debt conversion											158,673			158,673
Disposal of subsidiary												-		-

Net loss												(1,920,431)	(42,361)	(1,962,792)

Balance, March 31, 2020	54,200,000	$5,420	-	-	-	-	-	-	23,270,858	$2,327	$72,732,988	$(78,672,601)	$(185,372)	$(6,117,238)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31, 2021	March 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Singlepoint Inc. stockholders	$(1,141,731)	$(1,920,431)

Adjustments to reconcile net loss to net cash used in operating activities
Loss attributable to non-controlling interests	(219,408)	(42,361)
Common stock issued for services	18,000	118,000
Depreciation	14,441	14,441
Amortization of intangibles	3,630	-
Amortization of debt discounts	-	448,290
Loss on change in fair value of equity securities	41,627	708,932
(Gain) loss on debt settlement	151,727	41,264
Changes in operating assets and liabilities:
Accounts receivable	(14,080)	29,509
Prepaid expenses	(73,910)	(451)
Inventory	(220,858)	6,224
Accounts payable	407,463	(1,321)
Accrued expenses	35,217	201,933

NET CASH USED IN OPERATING ACTIVITIES	(997,882)	(395,971)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition	(25,000)	-

NET CASH USED IN INVESTING ACTIVITIES	(25,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-
Proceeds from advances from related party	28,749	226,800
Proceeds from short-term notes payable	311,070	-
Payments on advances to related party	(6,356)	-
Payments on convertible notes payable	(25,000)	(25,000)
Payments on capital lease obligations	(15,853)	(13,878)
Proceeds from issuance of convertible notes	-	320,500
Payments on notes payable	(36,515)	-
Proceeds from sale of preferred stock - Class C	760,000	-
Proceeds from sale of preferred stock - Class D	1,500,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,516,095	508,422

NET CHANGE IN CASH	1,493,213	112,451

Cash at beginning of period	198,473	110,128

Cash at end of period	$1,691,686	$222,579

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for accrued interest	$-	$3,185
Non-cash consideration given for acquisitions through issuance of common stock and notes payable	$550,000	$-
Original issue discount from issuance of notes payable	$-	$39,500
Common stock issued for conversion of debt and accrued interest	$-	$78,421
Derivative liability settlements	$-	$158,673
Conversion of preferred stock to common stock	$100	$-
Derivative liability recognized from convertible debt	$-	$873,176
Deferred stock compensation recognized for acquisitions	$450,000	$-
Discount recognized on deferred stock compensation for acquisitions	$110,402	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Corporate History

Carbon Credits International Inc. (“CCII”), which was formed on October 15, 2007 as a Nevada corporation, was the result of a spin off from Carbon Credits Industries, Inc. (“CCI”), its former parent issuer, on October 17, 2007. On December 23, 2011, CCII entered into a merger agreement with Lifestyle Wireless, Inc. (“LWI”), a Washington Corporation, with CCII remaining as the surviving company. The effective date of the merger was January 10, 2012. On July 1, 2013, CCII changed its name to Singlepoint Inc. (“Singlepoint” or “the Company”). On May 14, 2019, the Company established a subsidiary, Singlepoint Direct Solar LLC (“Direct Solar America”), completing the acquisition of certain assets of Direct Solar America and AI Live Transfers LLC (See Note 3). The Company owns Fifty One Percent (51%) of the membership interests of Direct Solar America. On January 26, 2021 the Company entered into a purchase agreement to acquire 100% ownership of EnergyWyze, LLC, a limited liability company (“EnergyWyze”) (See Note 3). On February 12, 2021, the Company purchased 51% ownership of Box Pure Air, LLC, a Delaware limited liability company (“Box Pure Air”) (See Note 3).

Business

We are a company focused on providing renewable energy solutions and energy-efficient applications to drive better health and living. We currently have core subsidiaries including solar and air purification. We built our portfolio through synergistic acquisitions, products, and partnerships to provide a rich, diversified holding base. The Company’s initial focus is on solar energy and we are committed to building a foundation for future expansion opportunities and building brands based on technology solutions we believe will increase efficiencies across various markets. We strive to create long-term value for our shareholders by helping our partner companies to increase their market penetration, grow revenue and improve cash flow. As of March 31, 2021 we currently have five subsidiaries, Energy Wyze LLC, 100% interest, Box Pure Air, 51% interest, Direct Solar America, 51% interest, Discount Indoor Garden Supply, Inc. (“DIGS”, 90% interest), and ShieldSaver, LLC (“ShieldSaver”, 51% interest). Our principal offices are located at 2999 North 44th Street Suite 530, Phoenix, AZ 85018, telephone: (888) 682-7464. We have formalized and completed the spin-off of 1606 Corp. We intended to spin-off additional assets or non-core subsidiaries in the future.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2021, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our consolidated financial position as of March 31, 2021 and December 31, 2020, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the year ended December 31, 2020, and our other reports on file with the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The consolidated financial statements include the accounts of Singlepoint, DIGS, Direct Solar America, ShieldSaver, EnergyWyze, and Box Pure Air as of March 31, 2021 and December 31, 2020, and for the three months ended March 31, 2021. All significant intercompany transactions have been eliminated in consolidation

Reverse Stock-split

On March 26, 2021, we affected a 1 for 75 reverse stock split of our common stock. At the effective time of the reverse stock split, every 75 shares of issued and outstanding common stock was converted into one (1) share of issued and outstanding common stock. The number of authorized shares and the par value per share of the common stock and the number of authorized or issued and outstanding shares of the Company’s preferred stock remained unchanged. The reverse stock split did not cause an adjustment to the par value or the authorized shares of the common stock. As a result of the reverse stock split, the Company further adjusted the share amounts under its employee incentive plan which had no outstanding options and common stock warrant agreements with third parties. All disclosures of common shares and per common share data in the accompanying financial statements and related notes reflect this reverse stock split for all periods presented.

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

The Company uses three categories for disaggregated revenue classification:

(1)	Retail Sales (DIGS, Singleseed, Box Pure Air, Energy Wyze),

(2)	Distribution (1606 and related products) and,

(3)	Services Revenue (Direct Solar, Shieldsaver).

Additionally, the Company also disaggregates revenue by subsidiary:

(1)	Singlepoint (parent company)

(2)	Direct Solar America

(4)	EnergyWyze

(5)	Box Pure Air

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

Returns and other adjustments

The Company records an estimate for provisions of discounts, returns, allowances, customer rebates and other adjustments for each shipment, and are netted with gross sales. The Company’s discounts and customer rebates are known at the time of sale and the Company appropriately debits net product revenues for these transactions based on the known discount and customer rebates. The Company estimates for customer returns and allowances based on estimates of historical transactions and accounts for such provisions during the same period in which the related revenues are earned. Customer discounts, returns and rebates on product revenues during the quarter ended March 31, 2021 are not material.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of ninety days or less at the time of purchase to be cash equivalents. The Company maintains deposits in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had deposits in excess of amounts insured by the FDIC as of March 31, 2021.

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

Earnings (loss) Per Common Share

Basic loss per common share has been calculated based upon the weighted average number of common shares outstanding during the period in accordance with the ASC 260-10, “Earnings per Share”. Common stock equivalents are not used in the computation of loss per share, as their effect would be antidilutive. Diluted EPS includes the effect from potential issuance of common stock, including stock issuable pursuant to the assumed exercise of warrants and conversion of convertible notes and Preferred Stock Classes. Dilutive EPS is computed by dividing net income (loss) by the sum of the weighted average number of common stock outstanding, and the dilutive shares.

The following table summarizes the number of shares of common stock issuable pursuant to our convertible securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	Three Months	Three Months
	Ended	Ended
	March 31, 2021	March 31, 2020

Series A Preferred Stock	1,475,000,000	1,355,000,000
Series B Preferred Stock	2,675,410	-
Series C Preferred Stock	747,540	-
Series D Preferred Stock	1,395,349	-
Convertible notes	20,000	18,614,460
Warrants	10,000,000	10,000,000
Potentially dilutive securities	1,489,838,299	1,383,614,460

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

As of December 31, 2019, the Company had an investment in equity securities that did not have a readily determinable fair value, or “RDFV”. This investment was assessed and measured at fair value that was determined to be zero. As of March 31, 2021, and December 31, 2020, this investment in equity securities did meet the standards for a RDFV and has been valued as a Level 1 instrument. For the three months ended March 31, 2021, a loss of $41,627 was recognized related to the fair value measurement of these equity securities.

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability and equity securities – March 31, 2021	$547,010	$–	$–	$547,010

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability and equity securities – December 31, 2020	$588,637	$–	$–	$588,637

Recently Issued Accounting Pronouncements

There were various other accounting standards and interpretations issued recently, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows. Management has evaluated these new pronouncements through March 31, 2021.

Subsequent Events

Other than the events described in Note 10, there were no subsequent events that required recognition or disclosure. The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.

NOTE 3 – INVESTMENTS, ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS

Investments

The Company records certain investments using the cost method. If cost exceeds fair value, an impairment loss is recognized unless the impairment is considered temporary. The Company records investments in equity securities using the fair value method. In certain cases, the equity securities may not meet the criteria for RDFV, then the Company determines the fair value using Black-Scholes calculations with applicable assumptions.

The Company had investments recorded using the cash method of $35,000 as of March 31, 2021 and December 31, 2020.

The Company had investments in equity securities using the fair value method of $547,010 and $588,637 as of March 31, 2021, and December 31, 2020, respectively.

2021 Acquisition – Box Pure Air, LLC

On February 26, 2021, the Company completed the acquisition of 51% of the membership interests in Box Pure Air, LLC. The purchase price consideration for this ownership interest was $500,000 paid with the issuance of 168,350 shares of common stock. The total value of common stock issued was allocated to goodwill pending further assessment and identification of acquired assets.

Total revenue of $151,668, net income of $54,991, and contributed net income of $28,045 after non-controlling interest related to Box Pure Air for the three months ended March 31, 2021 are included in the Company’s accompanying consolidated statement of operations.

2021 Acquisition – EnergyWyze, LLC

On January 26, 2021 the Company entered into a purchase agreement to acquire 100% ownership of EnergyWyze, LLC, a limited liability company. The purchase price consideration consisted of the following:

The Company paid $25,000.00 at closing and the remaining balance of $50,000.00 in the form of a 180-day Note (the “Seller Note”) to be retired in conjunction with any capital raise associated with the up listing of the Company’s common stock to a national exchange. The Seller Note would be extendable for a period of 90-days at the Company’s option, furthermore the note can be converted at any time into Common Stock during the initial 180-day period based on the 10 Day Volume Weighted Average Price (VWAP) of the Company’s common stock. These two components of the purchase price consideration were allocated to Goodwill pending further assessment and identification of acquired assets. The Company paid the $25,000 at the closing and recorded a Seller Note with a fair value of $50,000 as a short-term liability on the balance sheet as of March 31, 2021.

The final component of the purchase price consideration consisted of the following:

$450,000.00 USD in Restricted Common Stock based on the 10 Day VWAP immediately preceding the closing date . Such shares are allocated equally, $150,000.00 USD each, between the principal members of Energy Wyze, and will vest over a three-year period. Each principal member must be employed on the vesting date to be awarded the equity award. The vesting schedule shall be as follows: $50,000.00 USD shall vest on July 1, 2021, and $100,000.00 USD, representing the remaining balance, shall be divided into ten equal amounts and will vest on quarterly basis over the next 10 quarters post the initial vesting period of July 1, 2021.

For this component of the acquisition, the Company determined the $450,000 payment represented compensation for post-acquisition services due to the vesting directly tied to the sellers’ employment by the Company. Further, the Company determined that it was “more-likely-than-not” the principal members would remain employed for the 36-month vesting period. The Company determined the fair value of the $450,000 using the Black-Scholes calculation method based on the following criteria:

March 31, 2021
Dividend yields	0%
Exercise price based on 10-day VWAP for the common stock	$1.47
Volatility	136.8%
Risk free rate	.018%

Based on the Black-Scholes calculation, the purchase consideration price of $450,000 had a fair value of $339,599. The Company recorded the $450,000, net of the initial $110,401 discount as a purchase price liability with an offset to deferred compensation asset. The deferred compensation and the discount amount will be amortized to compensation expense over the 36 months consistent with the vesting schedule set forth in the acquisition agreement. The purchase price liability will be converted to common stock upon issuance of any vested shares.

2019 Asset Acquisition – Direct Solar LLC and AI Live Transfers LLC

On May 14, 2019, the Company, via the formation of Direct Solar America, completed the acquisition of certain assets of Direct Solar LLC and AI Live Transfers LLC (the “Acquired Assets”). The Company owns 51% of the membership interests of Direct Solar America. In connection with the acquisition of these assets the Company issued an aggregate of 2,080,783 (post reverse) shares of common stock. The Company agreed that it shall reinvest into Direct Solar America its portion of distributions of Net Cash Flow (as defined in the Operating Agreement of Direct Solar America), if any, up to $250,000 per quarter, up to a total of $750,000.

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

Total revenue of $61,241, net loss of $273,359, and contributed net loss of $139,413.09 after non-controlling interest related to Direct Solar America for the three months ended March 31, 2021 are included in the Company’s accompanying consolidated statement of operations.

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

The Company used the discounted cash flow method for the impairment testing as of March 31, 2021, and December 31, 2020. The Company performed discounted cash flow analysis projected over four years to estimate the fair value of the reporting unit, using management’s best judgement as to revenue growth rates and expense projections. This analysis indicated cash flows (and discounted cash flows) greater than the book value of goodwill. The Company determined there were no indicators of impairment in goodwill during the period ended March 31, 2021, and the year ended December 31, 2020.

During the year ended December 31, 2020, the Company adjusted its goodwill to reflect its final valuation of its goodwill and intangible assets. The adjustment decreased goodwill and increased intangible assets by $72,600, with no effect on total purchase price. The gross intangible assets of $72,600 have an estimated useful life of three years, a net book value of $45,375 as of March 31, 2021 and $49,005 as of December 31, 2020, respectively. The amortization expense for the three months ended March 31, 2021, was $3,630 and $23,595 for the year ended December 31, 2020.

NOTE 4 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Convertible notes payable consisted of the following:
	March 31, 2021	December 31, 2020

Convertible note payable to investor (the “UAHC Note”) dated October 10, 2017, with interest at 10%, an OID of $70,000, due October 6, 2019, convertible into shares of the Company’s common stock at a discount of 60% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 trading days prior to conversion. The UAHC Note includes a warrant to purchase 5,000,000 shares of the Company’s common stock at a price of $0.10 per share. The UAHC Note is secured by substantially all assets of the Company. The investor converted a total of $37,767 of principal and accrued interest of this note into 37,767,405 shares of the Company’s common stock. This note was amended on October 12, 2020 whereby the maturity due date was extended to December 31, 2022 with monthly payments required commencing October 1, 2020. A final note settlement agreement was executed on January 27, 2021, whereby the Company issued 400,000 shares of common stock to repay the outstanding balance of principal plus accrued interest totaling $681,170. The Company recognized a loss on debt settlement of $35,830.

	-	581,723

Convertible note payable to investor (the “Iliad Note”) dated November 5, 2018 totaling $500,000, plus OID of $225,000 and legal fees of $20,000. The Iliad Note bears interest at 10% and matures on November 5, 2020. Total available under note is $5,520,000, including $500,000 OID (and $20,000 in legal fees applied to the first $500,000 tranche). The Iliad Note is convertible into shares of the Company’s common stock after 180 days at a discount of 35% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 trading days prior to conversion. The Company borrowed $1,925,000 (including OID of $175,000) under this note during the year ended December 31, 2019. The investor converted a total of $458,360 of principal and accrued interest of this note into 214,880,617 shares of the Company’s common stock and was repaid $194,637 by the Company during the year ended December 31, 2020. The Iliad Note is secured by substantially all assets of the Company. This note was amended on October 12, 2020 whereby the maturity due date was extended to December 31, 2022 with monthly payments required commencing October 1, 2020. A final note settlement agreement was executed on January 27, 2021, whereby the Company issued 1,333,333 shares of common stock to repay the outstanding balance of principal plus accrued interest totaling $2,253,667. The Company recognized a loss on debt settlement of $136,333.

	-	1,842,003

Convertible note payable with an accredited investor dated October 31, 2016, with interest at 0%, due October 31, 2017, convertible at $0.007 per share. This note is currently in default.	$10,500	$10,500
Total convertible notes payable	10,500	2,434,226
Less debt discounts	-	-
Convertible notes payable, net	10,500	2,434,226
Less current portion of convertible notes, net	(10,500)	(2,434,226)
Long-term convertible notes payable, net	$-	$-

Interest expense for the above notes payable for the three months ended March 31, 2021 and 2020 was $17,744 and $96,585, respectively. Total amortization of debt discounts was $0 and $448,290 for the three months ended March 31, 2021 and 2020, respectively.

Short-term Notes Payable

In May 2020, the Company received total loan proceeds of $332,737 under the SBA’s Paycheck Protection Program (“PPP”) and is included in short-term notes payable as of March 31, 2021 and December 31, 2020. The two PPP loans include a promissory note with Direct Solar America with principal of $312,300, due May 7, 2022, and a promissory note with Singlepoint with principal of $20,437, due in 18 monthly installments beginning December 12, 2020. Both PPP loans bear interest at 1%. Under the PPP loan terms, the Company may apply (and plans to apply) for forgiveness of the PPP loans. On March 9, 2021, the Singlepoint note principal of $20,437 was forgiven.

Long-term Note Payable

In May 2020, the Company received loan proceeds of $150,000 under the SBA’s Economic Injury Disaster Loan program (“EIDL”). The EIDL dated May 22, 2020, bears interest at 3.75%, has a 30-year term, is secured by substantially all assets of the Company, and is due in monthly installments of $731 beginning May 1, 2021.

Acquisition of EnergyWyze - Consideration Payables

Related to the acquisition of EnergyWyze, the Company issued a non-interest bearing note in the amount of $50,000 (See Note 3). This note is recorded at face value, which is considered the fair value of this short-term note. As of March 31, 2021, the balance of this note is included in Short-term notes payable on the balance sheet.

Also related to the acquisition of EnergyWyze, the Company incurred a purchase consideration obligation of $450,000 with a fair value of $339,599 (See Note 3), of which $203,759 is included in Short-term notes payable and $135,840 is included in Long-term notes-payable.

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

The above leases are classified as capital leases under ASC 842 which the Company adopted in 2019. The following is a summary of property held under these capital leases at March 31, 2021, and December 31, 2020:

	March 31,	December 31,
	2021	2020

Office and warehouse facilities	$224,037	$224,037
Accumulated amortization	(159,311)	(144,870)

Total	$64,726	$79,167

Future maturities of obligations under capital leases are as follows:

Twelve months ending December 31,
2021	$40,391
2022	45,020
2023	3,758

Total minimum lease payments	89,169
Amounts representing interest	(6,140)
$83,029

NOTE 6 - STOCKHOLDERS’ EQUITY

Class A Convertible Preferred Shares

As of March 31, 2021, and December 31, 2020 the Company had authorized 100,000,000 shares of preferred stock, $0.0001 par value per share, of which 60,000,000 shares are designated as Class A Convertible Preferred Stock (“Class A Stock”) with $0.0001 par value per share, of which 59,000,000 and 60,000,000 shares were issued and outstanding as of March 31, 2021, and December 31, 2020, respectively.

Each share of Class A Stock is convertible at any time into 25 shares of common stock, totaling 1,475,000,000 and 1,500,000,000 shares of common stock assuming full conversion of all outstanding shares as of March 31, 2021 and December 31, 2020, respectively. No dividends are payable unless declared by the Board of Directors. Each share of Class A Stock votes with the shares of Common Stock and is entitled to 50 votes per share and ranks senior to all other classes of stock in liquidation in the amount of $1 per share.

Class B Preferred Stock

As of March 31, 2021 and December 31, 2020, the Company had authorized 1,500 shares of Class B Preferred Stock, $.0001 par value per share, of which 408 shares were issued and outstanding.

Below is a summary description of the material rights, designations and preferences of the Class B Preferred Stock (all capitalized terms not otherwise defined herein shall have that definition assigned to it as per the Certificate of Designation).

The Company has the right to redeem the Class B Preferred Stock, in accordance with the following schedule:

i.

If all of the Class B Preferred Stock are redeemed within ninety (90) calendar days from the issuance date thereof, the Company shall have the right to redeem the Class B Preferred Stock upon three (3) business days’ of written notice at a price equal to one hundred and fifteen percent (115%) of the Stated Value together with any accrued but unpaid dividends;

ii.

If all of the Class B Preferred Stock are redeemed after ninety (90) calendar days and within one hundred twenty (120) calendar days from the issuance date thereof, the Company shall have the right to redeem the Class B Preferred Stock upon three (3) business days of written notice at a price equal to one hundred and twenty percent (120%) of the Stated Value together with any accrued but unpaid dividends; and

iii.

If all of the Class B Preferred Stock are redeemed after one hundred and twenty (120) calendar days and within one hundred eighty (180) calendar days from the issuance date thereof, the Company shall have the right to redeem the Class B Preferred Stock upon three (3) business days of written notice at a price equal to one hundred and twenty five percent (125%) of the Stated Value together with any accrued but unpaid dividends.

iv.

The Company shall redeem the Class B Preferred Stock on the date that is One (1) Calendar year from the issuance at an amount equaling the sum of the Stated Value and all accrued but unpaid dividends and all other amounts due pursuant to the Certificate of Designation.

The Company shall pay a dividend of eight percent (8%) per annum on the Class B Preferred Stock. Dividends shall be paid quarterly, and at the Company’s discretion, in cash or Class B Preferred Stock calculated at the purchase price.

The Stated Value of the Class B Preferred Stock is $1,200 per share.

Following any Event of Default (as defined in the Certificate of Designation), all outstanding shares of Class B Preferred Stock shall come immediately due for redemption and the redemption amount shall accrue interest at the lesser of (a) 18% per annum or (b) the maximum legal rate. Redemption following an Event of Default shall occur at an amount equaling: one hundred and thirty five percent (135%), multiplied by the sum of the Stated Value, all accrued but unpaid dividends and all other amounts due pursuant to the Certificate of Designation for all shares of Class B Preferred Stock.

The Class B Preferred Stock will vote together with the common stock on an as-converted basis subject to the Beneficial Ownership Limitations (as set forth in the Certificate of Designation).

Each share of the Class B Preferred Stock is convertible, at any time and from time to time from and after the issuance at the option of the Holder thereof, into that number of shares of Common Stock (subject to Beneficial Ownership Limitations) determined by dividing the Stated Value of such share of Preferred Stock by $0.183.

From the date of issuance until the date when the Holder no longer holds any shares of Class B Preferred Stock, upon any issuance by the Company or any of its Subsidiaries of Common Stock or Common Stock Equivalents for cash consideration, Indebtedness or a combination of units thereof (a “Subsequent Financing”), the Holder may elect, in its sole discretion, to exchange (in lieu of conversion), if applicable, all or some of the shares of Class B Preferred Stock then held for any securities or units issued in a Subsequent Financing on a $1.00 for $1.00 basis. Additionally, if in such Subsequent Financing there are any contractual provisions or side letters that provide terms more favorable in the aggregate discount to the investors than the terms provided for hereunder, then the Company shall specifically notify the Holder of such additional or more favorable terms and such terms, at Holder’s option, shall become a part of the transaction documents with the Holder.

In addition to any adjustments pursuant to Section 7(a) above, if at any time the Company sells any Common Stock Equivalents or rights to purchase stock, warrants, securities or other property pro rata to the record holders of any class of shares of Common Stock (the “Purchase Rights”), then the Holder will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which the Holder could have acquired if the Holder had held the number of shares of Common Stock acquirable upon complete conversion of such Holder’s Preferred Stock (without regard to any limitations on exercise hereof, including without limitation, the Beneficial Ownership Limitation) immediately before the date on which a record is taken for the grant, issuance or sale of such Purchase Rights, or, if no such record is taken, the date as of which the record holders of shares of Common Stock are to be determined for the grant, issue or sale of such Purchase Rights (provided, however, to the extent that the Holder’s right to participate in any such Purchase Right would result in the Holder exceeding the Beneficial Ownership Limitation, then the Holder shall not be entitled to participate in such Purchase Right to such extent (or beneficial ownership of such shares of Common Stock as a result of such Purchase Right to such extent) and such Purchase Right to such extent shall be held in abeyance for the Holder until such time, if ever, as its right thereto would not result in the Holder exceeding the Beneficial Ownership Limitation). Notwithstanding the foregoing, the holders of the Preferred Stock shall not be entitled to such rights relating to the spin-off of non-core assets of the Company, even if the holders of common stock of the Company are entitled to such dividend. Upon a Subsequent Financing, a Holder of at least one hundred (100) shares of Class B Preferred Stock (each such Holder, a “Significant Purchaser”) shall have the right to participate in up to an amount of the Subsequent Financing equal to 100% of the Subsequent Financing (the “Participation Maximum”) on the same terms, conditions and price provided for in the Subsequent Financing.

If at any time on or after the issuance date of the Class B Preferred Stock, the Company proposes to file any Registration Statement with respect to any offering of equity securities, or securities or other obligations exercisable or exchangeable for, or convertible into, equity securities, by the Company for its own account or for shareholders of the Company for their account (or by the Company and by shareholders of the Company), other than a Registration Statement in connection with a merger or acquisition, then the Company shall offer to the Holders the opportunity to register the sale of such number of Preferred Stock as such Holders may request in writing.

The foregoing summary of terms is subject to, and qualified in its entirety, by the Certificate of Designation for the Class B Preferred Stock.

Class C Preferred Stock

On January 28, 2021, the Company amended its Articles of Incorporation to designate 1,500 shares of undesignated preferred stock as Class C Preferred Stock, of which 760 shares were issued and outstanding as of March 31, 2021.

Below is a summary description of the material rights, designations and preferences of the Class C Preferred Stock (all capitalized terms not otherwise defined herein shall have that definition assigned to it as per the Certificate of Designation).

The Company has the right to redeem the Class C Preferred Stock, in accordance with the following schedule:

i.

If all of the Class C Preferred Stock are redeemed within ninety (90) calendar days from the issuance date thereof, the Company shall have the right to redeem the Class C Preferred Stock upon three (3) business days’ of written notice at a price equal to one hundred and fifteen percent (115%) of the Stated Value together with any accrued but unpaid dividends;

ii.

If all of the Class C Preferred Stock are redeemed after ninety (90) calendar days and within one hundred twenty (120) calendar days from the issuance date thereof, the Company shall have the right to redeem the Class C Preferred Stock upon three (3) business days of written notice at a price equal to one hundred and twenty percent (120%) of the Stated Value together with any accrued but unpaid dividends; and

iii.

If all of the Class C Preferred Stock are redeemed after one hundred and twenty (120) calendar days and within one hundred eighty (180) calendar days from the issuance date thereof, the Company shall have the right to redeem the Class C Preferred Stock upon three (3) business days of written notice at a price equal to one hundred and twenty five percent (125%) of the Stated Value together with any accrued but unpaid dividends.

iv.

The Company shall redeem the Class C Preferred Stock on the date that is One (1) Calendar year from the issuance at an amount equaling the sum of the Stated Value and all accrued but unpaid dividends and all other amounts due pursuant to the Certificate of Designation.

The Company shall pay a dividend of three percent (3%) per annum on the Class C Preferred Stock. Dividends shall be paid quarterly, and at the Company’s discretion, in cash or Class C Preferred Stock calculated at the purchase price. The Stated Value of the Class C Preferred Stock is $1,200 per share.

The Class C Preferred Stock will vote together with the common stock on an as-converted basis subject to the Beneficial Ownership Limitations (as set forth in the Certificate of Designation).

Each share of the Class C Preferred Stock is convertible, at any time and from time to time from and after the issuance at the option of the Holder thereof, into that number of shares of Common Stock (subject to Beneficial Ownership Limitations) determined by dividing the Stated Value of such share by the lesser of (i) (a) $1.22 (a fixed price equaling ninety percent (90%) of the average daily volume weighted average price (“VWAP”) for the Company’s common stock for the five (5) trading days preceding the execution of definitive agreements); and (b) where applicable, a fixed price equaling ninety percent (90%) of the average daily VWAP for the five (5) trading days following a reverse split..

From the date of issuance until the date when the Holder no longer holds any shares of Class C Preferred Stock, upon any issuance by the Company or any of its Subsidiaries of Common Stock or Common Stock Equivalents for cash consideration, Indebtedness or a combination of units thereof (a “Subsequent Financing”), the Holder may elect, in its sole discretion, to exchange (in lieu of conversion), if applicable, all or some of the shares of Class C Preferred Stock then held for any securities or units issued in a Subsequent Financing on a $1.00 for $1.00 basis. Additionally, if in such Subsequent Financing there are any contractual provisions or side letters that provide terms more favorable in the aggregate discount to the investors than the terms provided for hereunder, then the Company shall specifically notify the Holder of such additional or more favorable terms and such terms, at Holder’s option, shall become a part of the transaction documents with the Holder.

If at any time the Company sells any Common Stock Equivalents or rights to purchase stock, warrants, securities or other property pro rata to the record holders of any class of shares of Common Stock (the “Purchase Rights”), then the Holder will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which the Holder could have acquired if the Holder had held the number of shares of Common Stock acquirable upon complete conversion of such Holder’s Preferred Stock (without regard to any limitations on exercise hereof, including without limitation, the Beneficial Ownership Limitation) immediately before the date on which a record is taken for the grant, issuance or sale of such Purchase Rights, or, if no such record is taken, the date as of which the record holders of shares of Common Stock are to be determined for the grant, issue or sale of such Purchase Rights (provided, however, to the extent that the Holder’s right to participate in any such Purchase Right would result in the Holder exceeding the Beneficial Ownership Limitation, then the Holder shall not be entitled to participate in such Purchase Right to such extent (or beneficial ownership of such shares of Common Stock as a result of such Purchase Right to such extent) and such Purchase Right to such extent shall be held in abeyance for the Holder until such time, if ever, as its right thereto would not result in the Holder exceeding the Beneficial Ownership Limitation). Notwithstanding the foregoing, the holders of the Preferred Stock shall not be entitled to such rights relating to the spin-off of non-core assets of the Company, even if the holders of common stock of the Company are entitled to such dividend. Upon a Subsequent Financing, a Holder of at least one hundred (100) shares of Class C Preferred Stock shall have the right to participate in up to an amount of the Subsequent Financing equal to 100% of the Subsequent Financing on the same terms, conditions and price provided for in the Subsequent Financing.

If at any time on or after the issuance date of the Class C Preferred Stock, the Company proposes to file any Registration Statement with respect to any offering of equity securities, or securities or other obligations exercisable or exchangeable for, or convertible into, equity securities, by the Company for its own account or for shareholders of the Company for their account (or by the Company and by shareholders of the Company), other than a Registration Statement in connection with a merger or acquisition, then the Company shall offer to the Holders the opportunity to register the sale of such number of Preferred Stock as such Holders may request in writing.

The foregoing summary of terms is subject to, and qualified in its entirety, by the Certificate of Designation for the Class C Preferred Stock.

Class D Convertible Preferred Shares

On March 11, 2021, the Company amended its Articles of Incorporation to designate 2,000 shares of undesignated preferred stock as Class D preferred stock, of which 1,500 shares were issued and outstanding as of March 31 2021.

Below is a summary description of the material rights, designations and preferences of the Class D Preferred Stock (all capitalized terms not otherwise defined herein shall have that definition assigned to it as per the Certificate of Designation).

The Company has the right to redeem the Class D Preferred Stock, in accordance with the following schedule:

i.

If all of the Class D Preferred Stock are redeemed within ninety (90) calendar days from the issuance date thereof, the Company shall have the right to redeem the Class D Preferred Stock upon three (3) business days’ of written notice at a price equal to one hundred and fifteen percent (115%) of the Stated Value together with any accrued but unpaid dividends;

ii.

If all of the Class D Preferred Stock are redeemed after ninety (90) calendar days and within one hundred twenty (120) calendar days from the issuance date thereof, the Company shall have the right to redeem the Class D Preferred Stock upon three (3) business days of written notice at a price equal to one hundred and twenty percent (120%) of the Stated Value together with any accrued but unpaid dividends; and

iii.

If all of the Class D Preferred Stock are redeemed after one hundred and twenty (120) calendar days and within one hundred eighty (180) calendar days from the issuance date thereof, the Company shall have the right to redeem the Class D Preferred Stock upon three (3) business days of written notice at a price equal to one hundred and twenty five percent (125%) of the Stated Value together with any accrued but unpaid dividends.

iv.

The Company shall redeem the Class D Preferred Stock on the date that is One (1) Calendar year from the issuance at an amount equaling the sum of the Stated Value and all accrued but unpaid dividends and all other amounts due pursuant to the Certificate of Designation.

The Company shall pay a dividend of three percent (3%) per annum on the Class D Preferred Stock. Dividends shall be paid quarterly, and at the Company’s discretion, in cash or Class D Preferred Stock calculated at the purchase price. The Stated Value of the Class D Preferred Stock is $1,200 per share.

The Class D Preferred Stock will vote together with the common stock on an as-converted basis subject to the Beneficial Ownership Limitations (as set forth in the Certificate of Designation).

Each share of the Class D Preferred Stock is convertible, at any time and from time to time from and after the issuance at the option of the Holder thereof, into that number of shares of Common Stock (subject to Beneficial Ownership Limitations) determined by dividing the Stated Value of such share by $1.73.

From the date of issuance until the date when the Holder no longer holds any shares of Class D Preferred Stock, upon any issuance by the Company or any of its Subsidiaries of Common Stock or Common Stock Equivalents for cash consideration, Indebtedness or a combination of units thereof (a “Subsequent Financing”), the Holder may elect, in its sole discretion, to exchange (in lieu of conversion), if applicable, all or some of the shares of Class D Preferred Stock then held for any securities or units issued in a Subsequent Financing on a $1.00 for $1.00 basis. Additionally, if in such Subsequent Financing there are any contractual provisions or side letters that provide terms more favorable in the aggregate discount to the investors than the terms provided for hereunder, then the Company shall specifically notify the Holder of such additional or more favorable terms and such terms, at Holder’s option, shall become a part of the transaction documents with the Holder.

If at any time the Company sells any Common Stock Equivalents or rights to purchase stock, warrants, securities or other property pro rata to the record holders of any class of shares of Common Stock (the “Purchase Rights”), then the Holder will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which the Holder could have acquired if the Holder had held the number of shares of Common Stock acquirable upon complete conversion of such Holder’s Preferred Stock (without regard to any limitations on exercise hereof, including without limitation, the Beneficial Ownership Limitation) immediately before the date on which a record is taken for the grant, issuance or sale of such Purchase Rights, or, if no such record is taken, the date as of which the record holders of shares of Common Stock are to be determined for the grant, issue or sale of such Purchase Rights (provided, however, to the extent that the Holder’s right to participate in any such Purchase Right would result in the Holder exceeding the Beneficial Ownership Limitation, then the Holder shall not be entitled to participate in such Purchase Right to such extent (or beneficial ownership of such shares of Common Stock as a result of such Purchase Right to such extent) and such Purchase Right to such extent shall be held in abeyance for the Holder until such time, if ever, as its right thereto would not result in the Holder exceeding the Beneficial Ownership Limitation). Notwithstanding the foregoing, the holders of the Preferred Stock shall not be entitled to such rights relating to the spin-off of non-core assets of the Company, even if the holders of common stock of the Company are entitled to such dividend. Upon a Subsequent Financing, a Holder of at least one hundred (100) shares of Class D Preferred Stock shall have the right to participate in up to an amount of the Subsequent Financing equal to 100% of the Subsequent Financing on the same terms, conditions and price provided for in the Subsequent Financing.

If at any time on or after the issuance date of the Class D Preferred Stock, the Company proposes to file any Registration Statement with respect to any offering of equity securities, or securities or other obligations exercisable or exchangeable for, or convertible into, equity securities, by the Company for its own account or for shareholders of the Company for their account (or by the Company and by shareholders of the Company), other than a Registration Statement in connection with a merger or acquisition, then the Company shall offer to the Holders the opportunity to register the sale of such number of Preferred Stock as such Holders may request in writing.

The foregoing summary of terms is subject to, and qualified in its entirety, by the Certificate of Designation for the Class D Preferred Stock.

As of March 31, 2021, and December 31, 2020, a total of 39,995,000 and 39,998,500 shares of preferred stock remain undesignated and unissued, respectively.

Common Stock

As of March 31, 2021, and December 31, 2020, the Company’s authorized common stock was 5,000,000,000 shares, at $0.0001 par value per share (no effect from reverse stock split), with 35,377,395 and 33,075,711 shares issued and outstanding, respectively.

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

Preferred Class C and D Stock Purchase Agreements.

On January 28, 2021, the Company entered into a purchase agreement with GHS whereby GHS agreed to purchase, in tranches, up to $1,000,000 in exchange for 1,010 shares of Class C preferred stock. GHS purchased 760 shares for $750,000 as of March 31, 2021.

On March 11, 2021, the Company entered into a purchase agreement with GHS whereby GHS agreed to purchase, in tranches, up to $2,000,000 in exchange for 2,000 shares of Class D preferred stock. ON March 11, 2021 GHS purchased 500 shares for $500,000. On March 19, 2021, GHS purchased the second tranche of 500 shares of Class D preferred stock for $500,000. On March 26, 2021 GHS purchased the third tranche of 500 shares of Class D preferred stock for $500,000. On April 1, 2021, GHS purchased the fourth tranche of 500 shares of Class D preferred stock for $500,000.

Shares issued during the three months ended March, 2021

On January 7, 2021, the Company issued 66,667 shares of common stock to consultants for services with a fair value of $18,000, or $0.27 per share.

On January 26, 2021, the Company issued a total of 1,733,333 shares of common stock to UAHC and Iliad related to the convertible debt settlement agreement (See Note 4).

On February 8, 2021, the Company issued 25,000,000 pre reverse (333,333 post reverse) shares of common stock to the CEO of the Company for the conversion of 1,000,000 shares of Class A stock.

On March 27, 2021, the Company issued 168,350 shares of common stock for the $500,000 purchase consideration for 51% ownership in Box Pure Air (See Note 3).

NOTE 7 - RELATED PARTY TRANSACTIONS

Accrued Officer Compensation

As of March 31, 2021 and December 31, 2020, a total of $1,005,230 was accrued for unpaid officer wages due the Company’s CEO, CFO and President under their respective employment agreements.

Other

The Company’s CEO has advanced the Company funds since 2017, with a balance due of $911,826 plus accrued interest of $241,556 and $216,807, as of March 31, 2021, and December 31, 2020, respectively. These balances accrue interest at 12% beginning on October 1, 2018, are unsecured and due on demand. Total interest expense on the advances totaled $24,749 for the three months ended March 31, 2021 and $216,807 for the year ended December 31, 2020. In November 2020, the Company sold the CEO 1,075,527 common shares of Jacksam with a fair value measured at $218,874 and was recorded as a reduction of debt related to advances from the related party.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

As of March 31, 2021, no new additional joint ventures entities were established pursuant to the agreement and there were no financial obligations owed to Standard Eco based on certain threshold criteria.

NOTE 9 - REVENUE CLASSES AND CONCENTRATIONS

Selected financial information for the Company’s operating revenue for disaggregated revenue purposes are as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2021	2020

Revenue by product/service lines:

Retail	$166,875	$11,315
Distribution	397	13,903
Services	71,741	1,050,004
Total	$239,013	$1,075,222

Revenue by subsidiary:

Singlepoint (parent company)	$7,948	$25,781
Direct Solar America	61,241	1,038,163
DIGS	7,656	11,278
EnergyWyze	10,500	-
Box Pure Aire	151,668	-
Total	$239,013	$1,075,222

No customers comprised 10% or greater of the Company’s revenue for the three months ended March 31, 2021 or 2020.

NOTE 10 - SUBSEQUENT EVENTS

In April 2021, the Company issued 1,744,343 shares of common stock to sharesholders in connection with the reverse split to round up shares to the nearest round lot. This represented all beneficial owners registered and in street position with CEDE and Co.

On April 7, 2021, we completed the spin-off of 1606 Corp. whereby each holder of common stock and Class A Preferred Stock of the Company received one share of unregistered and restricted common stock and Class A Preferred Stock of 1606 Corp. for each such share owned of the Company.

On April 26, 2021, the Company completed a debt reduction through the sale of Jacksam Corporation owned by the Company with Greg Lambrecht, CEO, resulting in the decrease of $547,010.37 in current liabilities. No gain or losses were incurred with this debt settlement.

On May 4, 2021, the Company's CEO converted 15,000 shares of the Company's Class A Stock into 375,000 shares of the Company's common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a company focused on providing renewable energy solutions and energy-efficient applications to drive better health and living. We currently have core subsidiaries including solar and air purification. We built our portfolio through synergistic acquisitions, products, and partnerships to provide a rich, diversified holding base. The Company’s initial focus is on solar energy and we are committed to building a foundation for future expansion opportunities and building brands based on technology solutions we believe will increase efficiencies across various markets. We strive to create long-term value for our shareholders by helping our partner companies to increase their market penetration, grow revenue and improve cash flow. We intend to spin-off additional assets or non-core subsidiaries in the future.

Plan of Operation

We are a company whose core subsidiaries include solar. We built our portfolio by acquiring undervalued companies, providing a rich, diversified holding base. The Company looks to acquire businesses and build brands based on technology solutions we believe will increase efficiencies across various markets. We intend to spin-off additional assets or non-core subsidiaries in the future.

Critical Accounting Policies

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended March 31, 2021.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the period ended March 31, 2021.

Results of Operations

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Comparison of the Three Months Ended March 31, 2021 with the Three Months Ended March 31, 2020

Revenue. For the three months ended March 31, 2021, we generated revenues of $239,013 as compared to $1,075,222 for the three months ended March 31, 2020. The decrease of revenue was due primarily to the seasonality of solar installs and the implementation of the new post pandemic business model.

Cost of Revenues. For the three months ended March 31, 2021 cost of revenue decreased to $304,739 from $765,608 for the three months ended March 31, 2020. The decrease was mainly due to decreased expenses incurred with business operations.

Consulting fees. For the three months ended March 31, 2021, consulting fees decreased to $60,331 from $137,016 for the three months ended March 31, 2020, primarily due to reduced utilization of consultants during the three months ended March 31, 2021.

Investor Relations. For the three months ended March 31, 2021, investor relations expense increased to $167,355 from $43,784 for the three months ended March 31, 2020, primarily as a result of the addition of a strategic IR Firm and increased expenses of conferences during the three months ended March 31, 2021.

General and Administrative Expenses. Our general and administrative expenses increased to $697,450 for the three months ended March 31, 2021 from $690,972 for the three months ended March 31, 2020.

Other Income (Expense). For the three months ended March 31, 2021, other expense was ($248,720), compared to other expense of ($1,242,664) for the three months ended March 31, 2020. The decrease in other expense was primarily due to reduction of interest, amortization of debt discounts and change in fair value of derivative liabilities.

Net Income (Loss). The Company’s net loss attributable to Singlepoint Inc stockholders was ($1,141,731) compared to net loss of ($1,879,279) for the three months ended March 31, 2021 and 2020 respectively. The decrease in net loss was mainly due to the decrease in expenses.

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

The Company had $1,691,686 in cash as of March 31, 2021. The company has total stockholders’ equity of approximately $1,325,685 as of March 31, 2021. As of March 31, 2021, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to maintain profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

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

Operating Activities

Cash used in operating activities – Net cash used in operating activities was $997,882 for the three months ended March 31, 2021 primarily as a result of our net loss attributable to Singlepoint Inc stockholders of $1,141,731 and changes in inventory of ($220,858), offset partially by loss on debt settlement of $151,727 due to primarily due to settlement of outstanding convertible debt, and a change in accounts payable of $407,463 due to general operating activities.

Investing Activities

Cash flow from in investing activities –During the three months ended March 31, 2021 the Company had $25,000 used for investing activities, the acquisition of Energy Wyze.

Financing Activities

Cash flow from financing activities – During the three months ended March 31, 2021, our financing activities provided cash of $2,516,095 primarily from proceeds from the sale of Class C Preferred Stock of $760,000 and Class D Preferred Stock of $1,500,000.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

During the three months ended March 31, 2021, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Based on that evaluation, our management, including our President and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2021 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

2)	inadequate segregation of duties consistent with control objectives.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2021, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor its property is a party to any pending legal proceeding.

Item 1A. Risk Factors

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2021, the following unregistered sales of equity securities and use of proceeds occurred:

On January 7, 2021, the Company issued 66,667* shares of common stock to consultants for services with a fair value of $18,000, or $0.27 per share.

On January 26, 2021, the Company issued a total of 1,733,333* shares of common stock to UAHC and Iliad related to the convertible debt settlement agreement (See Note 4 contained in the financial statements).

On February 8, 2021, the Company issued 333,333* post reverse shares of common stock to the CEO of the Company for the conversion of 1,000,000 shares of Class A preferred stock.

On March 27, 2021, the Company issued 168,350 shares of common stock for the $500,000 purchase price for 51% ownership in Box Pure Air (See Note 3 contained in the financial statements).

*represents post-split number

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

SINGLEPOINT INC.

Dated: May 17, 2021	By:	/s/ Gregory P. Lambrecht
Gregory P. Lambrecht
Chief Executive Officer, Director

