Form 10-Q
period 2021-06-30
SinglePoint Inc.
filed 2021-08-16
CIK 1443611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2021

Commission File No. 000-53425

Singlepoint Inc.
(Name of small business issuer in its charter)

Nevada	26-1240905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2999 North 44th Street Suite 530

Phoenix, AZ 85018

(Address of principal executive offices)

(888) 682-7464

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 13, 2021, the Company had 46,700,133 outstanding shares of its common stock, par value $0.0001.

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

2

SINGLEPOINT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2021	December 31, 2020

ASSETS
CURRENT ASSETS:
Cash	$854,589	$198,473
Accounts receivable	300,907	3,368
Prepaid expenses	105,786	4,834
Inventory	68,180	63,456
Note receivable from related party	63,456	-
Current portion of deferred compensation, net of discount	203,761	-

Total Current Assets	1,596,679	270,131

NON-CURRENT ASSETS:
Property, net	66,404	79,167
Investment, at fair value	35,000	623,637
Intangible assets, net	41,745	49,005
Goodwill	2,468,740	1,893,740
Deferred compensation, net of current portion	135,840	-

Total Assets	$4,344,408	$2,915,680

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
CURRENT LIABILITIES:
Accounts payable, including related party	$640,407	$245,362
Accrued expenses, including accrued officer salaries	470,922	1,661,208
Current portion of convertible notes payable, net of debt discount	10,500	2,434,226
Capital lease obligations, current portion	39,710	51,365
Advances from related party	342,598	1,151,946
Short-term notes payable	830,108	372,232

Total Current Liabilities	2,334,245	5,916,339

LONG-TERM LIABILITIES:
Convertible notes payable, net of current portion	-	-
Capital lease obligations, net of current portion	26,995	47,517
Advances from related party, net of current portion	707,680	-
Long-term notes payable	285,840	150,000

Total Liabilities	3,354,760	6,113,856

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Undesignated preferred stock, par value $0.0001; 39,995,000 and 39,998,500 shares authorized as of June 30, 2021, and December 31, 2020, respectively;

Class A convertible preferred stock, par value $0.0001; 60,000,000 shares authorized; 56,538,285 and 60,000,000 shares issued and outstanding as of June 30, 2021, and December 31, 2020, respectively	5,654	6,000

Class B convertible preferred stock, par value $0.0001; 1,500 shares authorized; 123 shares issued and outstanding as of June 30, 2021, and December 31, 2020, respectively	-	-

Class C convertible preferred stock, par value $0.0001; 1,500 and no shares authorized as of June 30, 2021, and December 31, 2020, respectively; 760 and no shares issued and outstanding as of June 30, 2021, and December 31, 2020, respectively	-	-

Class D convertible preferred stock, par value $0.0001; 2,000 and no shares authorized as of June 30, 2021, and December 31, 2020, respectively; 2,000 and no shares issued and outstanding as of June 30, 2021, and December 31, 2020, respectively	-	-

Common stock, par value $0.0001; 5,000,000,000 shares authorized; 42,838,120 and 33,075,711 shares issued and outstanding as of June 30, 2021, and December 31, 2020, respectively	4,283	3,308

Additional paid-in capital	84,824,680	78,132,202
Accumulated deficit	(82,926,105)	(80,785,887)
Total Singlepoint Inc. stockholders' equity (deficit)	1,908,512	(2,644,377)
Non-controlling interest	(918,864)	(553,799)
Total Stockholders' Equity (Deficit)	989,648	(3,198,176)

Total Liabilities and Stockholders' Equity (Deficit)	$4,344,408	$2,915,680

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

REVENUE	$454,822	$395,277	$693,835	$1,470,499

Cost of Revenue	302,332	290,594	607,071	1,056,202

Gross profit	152,490	104,683	86,764	414,297

OPERATING EXPENSES:
Consulting fees	68,544	36,921	128,875	173,937
Professional and legal fees	236,981	96,796	358,538	171,614
Investor relations	111,601	19,368	278,956	63,152
General and administrative	867,107	689,557	1,564,556	1,380,529

Operating expenses	1,284,232	842,642	2,330,925	1,789,232

LOSS FROM OPERATIONS	(1,131,742)	(737,959)	(2,244,161)	(1,374,935)

OTHER INCOME (EXPENSE):
Interest expense	(12,404)	(102,180)	(67,769)	(229,510)
Amortization of debt discounts	-	(631,084)	-	(1,079,374)
Loss on settlement of debt	-	-	(151,727)	(41,264)
Gain (loss) on change in fair value of derivative liability and equity securities	0	291,634	(41,627)	(417,298)

Other income (expense)	(12,404)	(441,630)	(261,123)	(1,767,446)

INCOME (LOSS) BEFORE INCOME TAXES	(1,144,146)	(1,179,589)	(2,505,284)	(3,142,381)

Income taxes	-	-	-	-

NET INCOME (LOSS)	(1,144,146)	(1,179,589)	(2,505,284)	(3,142,381)

Loss (income) attributable to non-controlling interests	145,657	153,799	365,065	196,160

NET INCOME (LOSS) ATTRIBUTABLE TO SINGLEPOINT INC. STOCKHOLDERS	$(998,489)	$(1,025,790)	$(2,140,219)	$(2,946,221)

Net income (loss) per share - basic	$(0.03)	$(0.04)	$(0.06)	$(0.13)

Weighted average number of common shares outstanding - basic	38,213,035	24,075,925	36,400,337	23,489,688

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Preferred Stock Class A Par Value $0.0001		Preferred Stock Class B Par Value $0.0001		Preferred Stock Class C Par Value $0.0001		Preferred Stock Class D Par Value $0.0001		Common Stock Par Value $0.0001					Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in Capital	Accumulated Deficit	Non-controlling Interest	Stockholders' Equity (Deficit)

Balance, December 31, 2020	60,000,000	$6,000	408	$-	-	-	-	-	33,075,711	$3,308	$78,132,202	$(80,785,887)	$(553,799)	$(3,198,176)

Issuance of common shares for services									133,334	13	53,853			53,866
Issuance of preferred shares for cash					760	-	2,000	-			2,760,000			2,760,000
Issuance of common shares for acquisition									168,350	17	499,983			500,000
Issuance of common shares for principal and accrued interest on notes									2,096,321	210	3,378,576			3,378,785
Conversion of preferred shares	(3,461,715)	(346)	(285)						5,620,061	562	67			283
Issuance of common shares for cash														-
Rounding adjustment in connection with reverse split									1,744,343	174				174

Net loss												(2,140,219)	(365,065)	(2,505,284)

Balance, June 30, 2021	56,538,285	$5,654	123	$-	760	-	2,000	-	42,838,120	$4,283	$84,824,680	$(82,926,105)	$(918,864)	$989,648

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT) For the Six Months Ended June 30, 2020

	Preferred Stock Class A Par Value $0.0001		Preferred Stock Class B Par Value $0.0001		Preferred Stock Class C Par Value $0.0001		Preferred Stock Class D Par Value $0.0001		Common Stock Par Value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in Capital	Accumulated Deficit	Non-controlling Interest	Stockholders' Equity (Deficit)

Balance, December 31, 2019	54,200,000	$5,420	54,200,000	$5,420	-	$-	-	$-	22,643,731	$2,264	$72,377,957	$(76,752,170)	$(143,011)	$(4,509,540)

Issuance of common shares for services									200,000	20	117,980			118,000
Issuance of common shares for services previously accrued
Issuance of common shares for acquisition
Issuance of common shares for principal and accrued interest on convertible notes									1,097,926	110	233,311			233,421
Issuance of preferred shares for services
Conversion of preferred shares			(1,600,000)	(160)					533,333	53	107			0
Warrants issued with convertible notes payable
Settlement of derivative liability due to debt conversion											319,765			319,765
Disposal of subsidiary												-		-

Net loss												(2,946,221)	(196,160)	(3,142,381)

Balance, June 30, 2020	54,200,000	$5,420	52,600,000	5,260	-	-	-	-	24,474,991	$2,447	$73,049,120	$(79,698,391)	$(339,171)	$(6,980,575)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended
	June 30, 2021	June 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Singlepoint Inc. stockholders	$(2,140,219)	$(2,946,221)
Adjustments to reconcile net loss to net cash used in operating activities
Loss attributable to non-controlling interests	(365,065)	(196,160)
Common stock issued for services	53,867	118,000
Depreciation	28,883	28,882
Amortization of intangibles	7,260	16,335
Amortization of debt discounts	-	1,079,374
Loss on change in fair value of equity securities	41,627	417,298
(Gain) loss on debt settlement	151,727	41,264
Changes in operating assets and liabilities:
Accounts receivable	(297,539)	35,464
Prepaid expenses	(100,952)	15,991
Inventory	(68,180)	38,757
Accounts payable	395,045	12,254
Accrued expenses	110,305	420,333

NET CASH USED IN OPERATING ACTIVITIES	(2,183,241)	(918,429)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received for return on investment		25,000
Cash paid for acquisition	(25,000)
Cash paid for property, plant and equipment	(16,120)	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(41,120)	25,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances from related party	211,397	260,000
Proceeds from short-term notes payable	311,070	332,737
Payments on advances to related party	(8,295)	-
Payments on convertible notes payable	(75,000)	(25,000)
Payments on capital lease obligations	(32,177)	(28,460)
Proceeds from issuance of convertible notes	-	320,500
Payments on notes payable	(286,518)	-
Proceeds from sale of preferred stock - Class C	760,000	-
Proceeds from sale of preferred stock - Class D	2,000,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,880,477	859,777

NET CHANGE IN CASH	656,116	(33,652)

Cash at beginning of period	198,473	110,128

Cash at end of period	$854,589	$76,476

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for accrued interest	$-	$3,185
Non-cash consideration given for acquisitions through issuance of common stock and notes payable	$550,000	$-
Original issue discount from issuance of notes payable	$-	$39,500
Common stock issued for conversion of debt and accrued interest	$-	$233,421
Recognition of debt discount attributable to derivative liability	$-	$984,801
Derivative liability settlements	$-	$319,765
Conversion of preferred stock to common stock	$100	$4,000
Derivative liability recognized from convertible debt	$-	$1,133,240
Inventory transferred to Related Party for Note Receivable	$63,456	$-
Investment in Jacksam transferred for reduction in Related Party debt	$547,010	$-
Non-cash portion of termination agreement removing accrued compensation and Related Party debt in exchange for stock and new Related Party note	$1,120,852	$-
Deferred stock compensation recognized for acquisitions	$450,000	$-
Discount recognized on deferred stock compensation for acquisitions	$110,402	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Corporate History

On May 14, 2019, Singlepoint Inc. (“Singlepoint” or “the Company”) established a subsidiary, Singlepoint Direct Solar LLC (“Direct Solar America”), completing the acquisition of certain assets of Direct Solar LLC and AI Live Transfers LLC (See Note 3). The Company owns Fifty One Percent (51%) of the membership interests of Direct Solar America. On January 26, 2021 the Company entered into a purchase agreement to acquire 100% ownership of EnergyWyze, LLC, a limited liability company (“EnergyWyze”) (See Note 3). On February 12, 2021, the Company purchased 51% ownership of Box Pure Air, LLC, (“Box Pure Air”) (See Note 3).

Business

We are a company focused on providing renewable energy solutions and energy-efficient applications to drive better health and living. We currently have core subsidiaries specialized in solar energy and air purification. We built our portfolio through synergistic acquisitions, products, and partnerships. The Company’s initial focus is on solar energy. Through technology solutions we believe we will increase efficiencies across various markets. We strive to create long-term value for our shareholders by helping our partner companies to increase their market penetration, grow revenue and improve cash flow. As of June 30, 2021 we currently have five subsidiaries, EnergyWyze LLC, 100% interest, Box Pure Air, 51% interest, Direct Solar America, 51% interest, Discount Indoor Garden Supply, Inc. (“DIGS”), 90% interest, and ShieldSaver, LLC (“ShieldSaver”), 51% interest. Our principal offices are located at 2999 North 44th Street Suite 530, Phoenix, AZ 85018, telephone: (888) 682-7464. In April 2021, we formalized and completed the spin-off of 1606 Corp. We intend to spin-off additional assets or non-core subsidiaries in the future.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2021, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue in existence is dependent on the Company’s ability to develop the Company’s businesses and to achieve profitable operations. Since the Company has not yet achieved profitable operations and/or adequate cash flows, management will continue to pursue additional debt and equity financing.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our consolidated financial position as of June 30, 2021 and December 31, 2020, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the year ended December 31, 2020, and our other reports on file with the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The consolidated financial statements include the accounts of Singlepoint, Direct Solar America, Box Pure Air, EnergyWyze, DIGS, and ShieldSaver as of June 30, 2021 and December 31, 2020, and for the three and six months ended June 30, 2021 and 2020. All significant intercompany transactions have been eliminated in consolidation.

On April 7, 2021 we completed the spin-off of 1606 Corp. whereby each holder of common stock and Class A Preferred Stock of the Company received one share of unregistered and restricted common stock and Class A Preferred Stock of 1606 Corp. for each such share owned of the Company. Inventory of $63,456 went to 1606 Corp. in exchange for a note receivable. All 1606 Corp. brand, web, social, media content, were included with the spin out for the business to be a fully operational entity at time of completion.

Reverse Stock-split

On March 26, 2021, we affected a 1 for 75 reverse stock split of our common stock. At the effective time of the reverse stock split, every 75 shares of issued and outstanding common stock were converted into one (1) share of issued and outstanding common stock. The number of authorized shares and the par value per share of the common stock and the number of authorized or issued and outstanding shares of the Company’s preferred stock remained unchanged. The reverse stock split did not cause an adjustment to the par value or the authorized shares of the common stock. As a result of the reverse stock split, the Company further adjusted the share amounts under its employee incentive plan which had no outstanding options and common stock warrant agreements with third parties. All disclosures of common shares and per common share data in the accompanying financial statements and related notes reflect this reverse stock split for all periods presented.

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

The Company uses three categories for disaggregated revenue classification:

(1)	Retail Sales (Box Pure Air, DIGS),

(2)	Distribution (1606 and related products through the date of the spin-off) and,

(3)	Services Revenue (Direct Solar America)

Additionally, the Company also disaggregates revenue by subsidiary:

(1)	Singlepoint (parent company)

(2)	Direct Solar America

(3)	EnergyWyze

(4)	Box Pure Air

Retail Sales. Our retail sales include our products sold directly to consumers, with sales recognized upon delivery of the product to the customer, with the customer taking risk of ownership and assuming risk of loss. Payment is due upon delivery. Box Pure Air provides advanced air purification devices to businesses and consumers. DIGS operates an online store and sells nutrients, lights, HVAC systems and other products to consumers.

Distribution Revenue. Our distribution revenue includes SinglePoint’s 1606 Corp. (through the date of the spin-off) and related product sales to third-party resellers with revenue recognized upon delivery of the product to the reseller, with the reseller taking risk of ownership and assuming risk of loss. Payment is due upon delivery or within 30 days of invoicing. Except for when sold directly to the consumer upon which payment is due immediately.

Services Revenue. Our services’ revenue includes services provided by Direct Solar America, which earns revenue for solar services placed with third-party contractors. SinglePoint’s merchant services provide payment services to businesses with revenue recognized upon the close and remittance of commissions each month. ShieldSaver offers business-to-business services related to windshield repair and replacement for consumers. Service revenue is recognized as the performance obligations are fulfilled.

Returns and other adjustments

The Company records an estimate for provisions of discounts, returns, allowances, customer rebates and other adjustments for each shipment, and is netted with gross sales. The Company’s discounts and customer rebates are known at the time of sale and the Company appropriately debits net product revenues for these transactions based on the known discount and customer rebates. The Company estimates for customer returns and allowances based on estimates of historical transactions and accounts for such provisions during the same period in which the related revenues are earned. Customer discounts, returns and rebates on product revenues during the quarter ended June 30, 2021 are not material.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of ninety days or less at the time of purchase to be cash equivalents. The Company maintains deposits in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had deposits in excess of amounts insured by the FDIC as of June 30, 2021.

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

The Company accounts for its income taxes in accordance with ASC 740 “Income Taxes'', which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company has a net operating loss carryforward, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for deferred tax assets resulting from this net operating loss carryforward.

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

The following table summarizes the number of shares of common stock issuable pursuant to our convertible securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	Six Months	Six Months
	Ended	Ended
	June 30, 2021	June 30, 2020

Series A Preferred Stock	1,413,457,125	1,315,000,000
Series B Preferred Stock	806,557	-
Series C Preferred Stock	747,540	-
Series D Preferred Stock	1,395,349	-
Convertible notes	20,000	19,108,819
Warrants	10,000,000	10,000,000
Potentially dilutive securities	1,428,295,424	2,753,161,412

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

As of December 31, 2019, the Company had an investment in equity securities that did not have a readily determinable fair value, or “RDFV”. This investment was assessed and measured at fair value that was determined to be zero. As of June 30, 2021, and December 31, 2020, this investment in equity securities did meet the standards for a RDFV and has been valued as a Level 1 instrument. For the six months ended June 30, 2021, a loss of $41,627 was recognized related to the fair value measurement of these equity securities.

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability and equity securities - June 30, 2021	$-	$-	$-	$-

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability and equity securities - December 31, 2020	$588,637	$-	$-	$588,637

Recently Issued Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows. Management has evaluated these new pronouncements through June 30, 2021.

Subsequent Events

Other than the events described in Note 10, there were no subsequent events that required recognition or disclosure. The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.

NOTE 3 - INVESTMENTS, ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS

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

The Company had investments recorded using the cash method of $35,000 as of June 30, 2021 and December 31, 2020.

The Company had investments in equity securities using the fair value method of $0 and $588,637 as of June 30, 2021, and December 31, 2020, respectively. On April 26, 2021, the Company completed a debt reduction through the sale of Jacksam Corporation shares owned by the Company to Greg Lambrecht. No gain or losses were incurred with this debt settlement.

2021 Acquisition - Box Pure Air, LLC

On February 26, 2021, the Company completed the acquisition of 51% of the membership interests in Box Pure Air, LLC. The purchase price consideration for this ownership interest was $500,000 paid with the issuance of 168,350 shares of common stock. The total value of common stock issued was allocated to goodwill pending further assessment and identification of acquired assets.

Total revenue of $65,430 and $217,098, net loss of ($353,115) and ($353,115), and contributed net loss of ($180,088) and ($152,043) after non-controlling interest related to Box Pure Air for the three and six months ended June 30, 2021, respectively, are included in the Company’s accompanying consolidated statement of operations.

2021 Acquisition - EnergyWyze, LLC

On January 26, 2021 the Company entered into a purchase agreement to acquire 100% ownership of EnergyWyze, LLC, a limited liability company. The purchase price consideration consisted of the following:

The Company paid $25,000 at closing and the remaining balance of $50,000 in the form of a 180-day Note (the “Seller Note”) to be retired in conjunction with any capital raise associated with the up listing of the Company’s common stock to a national exchange. The Seller Note would be extendable for a period of 90-days at the Company’s option, furthermore the note can be converted at any time into Common Stock during the initial 180-day period based on the 10 Day Volume Weighted Average Price (VWAP) of the Company’s common stock. These two components of the purchase price consideration were allocated to Goodwill pending further assessment and identification of acquired assets. The Company paid the $25,000 at the closing and recorded a Seller Note with a fair value of $50,000 as a short-term liability on the balance sheet as of March 31, 2021. As of June 30, 2021, the Seller Note has been paid in full.

The final component of the consideration consisted of the following:

$450,000.00 USD in Restricted Common Stock of the Company based on the 10 Day VWAP immediately preceding the closing date. Such shares are allocated equally, $150,000 USD each, between the principal members of Energy Wyze, and will vest over a three-year period. Each principal member must be employed on the vesting date to be awarded such shares. The vesting schedule shall be as follows: $50,000 USD shall vest on July 1, 2021, and $100,000 USD, representing the remaining balance, shall be divided into ten equal amounts and will vest on quarterly basis over the next 10 quarters post the initial vesting period of July 1, 2021.

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

Goodwill and Intangible Assets

The following table presents details of the Company’s goodwill as of June 30, 2021 and December 31, 2020:

Goodwill
Balances at December 31, 2020:	$1,893,740
Aggregate goodwill acquired	575,000
Impairment losses	-
Goodwill adjustment	-
Balances at June 30, 2021:	$2,468,740

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

The Company used the discounted cash flow method for the impairment testing as of March 31, 2021, and December 31, 2020. The Company performed discounted cash flow analysis projected over four years to estimate the fair value of the reporting unit, using management’s best judgement as to revenue growth rates and expense projections. This analysis indicated cash flows (and discounted cash flows) greater than the book value of goodwill. The Company determined there were no indicators of impairment in goodwill as of June 30, 2021.

NOTE 4 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Convertible notes payable consisted of the following:

	June 30, 2021	December 31, 2020

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

	-	1,842,003

Convertible note payable with an accredited investor dated October 31, 2016, with interest at 0%, due October 31, 2017, convertible at $0.525 per share. This note is currently in default.	10,500	10,500
Total convertible notes payable	10,500	2,434,226
Less debt discounts	-	-
Convertible notes payable, net	10,500	2,434,226
Less current portion of convertible notes, net	(10,500)	(2,434,226)
Long-term convertible notes payable, net	$-	$-

Interest expense for the above notes payable for the six months ended June 30, 2021 and 2020 was $17,744 and $166,071, respectively. Total amortization of debt discounts was $0 and $1,079,374 for the six months ended June 30, 2021 and 2020, respectively.

Short-term Notes Payable

In May 2020, the Company received total loan proceeds of $332,737 under the SBA’s Paycheck Protection Program (“PPP”) and was included in short-term notes payable as of December 31, 2020. The two PPP loans include a promissory note with Direct Solar America with principal of $312,300 due May 7, 2022, and a promissory note with Singlepoint with principal of $20,437 due in 18 monthly installments beginning December 12, 2020. Under the PPP loan terms, the Company may apply for forgiveness of the PPP loans. On January 27, 2021 the Direct Solar America note was forgiven. On March 9, 2021, the Singlepoint note was forgiven. On January 27, 2021 Direct Solar America received a new PPP loan with principal of $311,070, due January 26, 2026, and bears interest at 1%.

Long-term Note Payable

In May 2020, the Company received loan proceeds of $150,000 under the SBA’s Economic Injury Disaster Loan program (“EIDL”). The EIDL dated May 22, 2020, bears interest at 3.75%, has a 30-year term, is secured by substantially all assets of the Company, and is due in monthly installments of $731 beginning May 1, 2022.

Acquisition of EnergyWyze - Consideration Payables

Related to the acquisition of EnergyWyze, the Company issued a non-interest bearing note in the amount of $50,000 (See Note 3). This note was recorded at face value, which was considered the fair value of this short-term note. As of June 30, 2021, the balance of this note has been satisfied.

Also related to the acquisition of EnergyWyze, the Company incurred a purchase consideration obligation of $450,000 with a fair value of $339,599 (See Note 3), of which $203,759 is included in Short-term notes payable and $135,840 is included in Long-term notes payable.

NOTE 5 - OBLIGATIONS UNDER CAPITAL LEASE

The Company leases approximately 1,400 square feet of office space at 2999 North 44th Street, Phoenix, Arizona 85018 through January 31, 2023 at a monthly base rent of $3,688 through February 2022 then , increasing to $3,758 per month beginning February 2022.

On July 2, 2019, the Company executed a lease agreement for an industrial building space in California for 24 months at base rent of $2,400 per month through June 30, 2021. On July 1, 2021, this lease went to a month-to-month basis.

The above leases were classified as capital leases under ASC 842 which the Company adopted in 2019. The following is a summary of property held under these capital leases at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020

Office and warehouse facilities	$224,037	$224,037
Accumulated amortization	(157,332)	(144,870)

Total	$66,705	$79,167

Future maturities of obligations under capital leases are as follows:

Twelve months ending December 31,
2021	$40,391
2022	45,020
2023	3,758

Total minimum lease payments	89,169
Amounts representing interest	(6,140)
$83,029

NOTE 6 - STOCKHOLDERS’ EQUITY

Class A Convertible Preferred Shares

As of June 30, 2021, and December 31, 2020, the Company had authorized 100,000,000 shares of preferred stock, $0.0001 per value per share, of which 60,000,000 shares are designated as Series A Convertible Preferred Stock (“Class A Stock”) with $0.0001 par value per share, of which 56,538,285and 60,000,000 shares were issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.

Each share of Class A Stock is convertible at any time into 25 shares of common stock, totaling 1,413,457,125 as of June 30th, 2021 shares of common stock assuming full conversion of all outstanding shares. No dividends are payable unless declared by the Board of Directors. Each share of Class A Stock votes with the shares of Common Stock and is entitled to 50 votes per share and ranks senior to all other classes of stock in liquidation in the amount of $1 per share.

Class B Preferred Stock

As of June 30, 2021, and December 31, 2020, the Company had authorized 1,500 shares of Class B Preferred Stock, $.0001 par value per share, of which 123 shares and 408 shares were issued and outstanding, respectively.

Below is a summary description of the material rights, designations and preferences of the Class B Preferred Stock (all capitalized terms not otherwise defined herein shall have that definition assigned to it as per the Certificate of Designation).

The Company has the right to redeem the Class B Preferred Stock, in accordance with the following schedule:

i.

If all of the Class B Preferred Stock are redeemed within ninety (90) calendar days from the issuance date thereof, the Company shall have the right to redeem the Class B Preferred Stock upon three (3) business days of written notice at a price equal to one hundred and fifteen percent (115%) of the Stated Value together with any accrued but unpaid dividends;

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

In addition to any adjustments pursuant to the terms of the Certificate of Designation, if at any time the Company sells any Common Stock Equivalents or rights to purchase stock, warrants, securities or other property pro rata to the record holders of any class of shares of Common Stock (the “Purchase Rights”), then the Holder will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which the Holder could have acquired if the Holder had held the number of shares of Common Stock acquirable upon complete conversion of such Holder’s Preferred Stock (without regard to any limitations on exercise hereof, including without limitation, the Beneficial Ownership Limitation) immediately before the date on which a record is taken for the grant, issuance or sale of such Purchase Rights, or, if no such record is taken, the date as of which the record holders of shares of Common Stock are to be determined for the grant, issue or sale of such Purchase Rights (provided, however, to the extent that the Holder’s right to participate in any such Purchase Right would result in the Holder exceeding the Beneficial Ownership Limitation, then the Holder shall not be entitled to participate in such Purchase Right to such extent (or beneficial ownership of such shares of Common Stock as a result of such Purchase Right to such extent) and such Purchase Right to such extent shall be held in abeyance for the Holder until such time, if ever, as its right thereto would not result in the Holder exceeding the Beneficial Ownership Limitation). Notwithstanding the foregoing, the holders of the Preferred Stock shall not be entitled to such rights relating to the spin-off of non-core assets of the Company, even if the holders of common stock of the Company are entitled to such dividend. Upon a Subsequent Financing, a Holder of at least one hundred (100) shares of Class B Preferred Stock shall have the right to participate in up to an amount of the Subsequent Financing equal to 100% of the Subsequent Financing on the same terms, conditions and price provided for in the Subsequent Financing.

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

Class C Preferred Stock

On January 28, 2021, the Company amended its Articles of Incorporation to designate 1,500 shares of undesignated preferred stock as Class C Preferred Stock, of which 760 shares were issued and outstanding as of June 30, 2021.

Below is a summary description of the material rights, designations and preferences of the Class C Preferred Stock (all capitalized terms not otherwise defined herein shall have that definition assigned to it as per the Certificate of Designation).

The Company has the right to redeem the Class C Preferred Stock, in accordance with the following schedule:

i.

If all of the Class C Preferred Stock are redeemed within ninety (90) calendar days from the issuance date thereof, the Company shall have the right to redeem the Class C Preferred Stock upon three (3) business days of written notice at a price equal to one hundred and fifteen percent (115%) of the Stated Value together with any accrued but unpaid dividends;

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

Each share of the Class C Preferred Stock is convertible, at any time and from time to time from and after the issuance at the option of the Holder thereof, into that number of shares of Common Stock (subject to Beneficial Ownership Limitations) determined by dividing the Stated Value of such share by the lesser of (i)(a) $1.22 (a fixed price equaling ninety percent (90%) of the average daily volume weighted average price (“VWAP”) for the Company’s common stock for the five (5) trading days preceding the execution of definitive agreements); and (b) where applicable, a fixed price equaling ninety percent (90%) of the average daily VWAP for the five (5) trading days following a reverse split..

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

Class D Convertible Preferred Stock

On March 11, 2021, the Company amended its Articles of Incorporation to designate 2,000 shares of undesignated preferred stock as Class D Preferred Stock, of which 2,000 shares were issued and outstanding as of June 30, 2021.

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

As of June 30, 2021, and December 31, 2020, a total of 39,995,000 and 39,998,500 shares of preferred stock remain undesignated and unissued, respectively.

Common Stock

As of June 30, 2021, and December 31, 2020, the Company’s authorized common stock was 5,000,000,000 shares, at $0.0001 par value per share, with 42,475,133 and 33,075,711 shares issued and outstanding, respectively.

Class C and D Preferred Stock Purchase Agreements.

On January 28, 2021, the Company entered into a purchase agreement with GHS whereby GHS agreed to purchase, in tranches, up to $1,000,000 in exchange for 1,010 shares of Class C Preferred Stock. GHS purchased 760 shares for $750,000 as of June 30, 2021.

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

Shares issued during the six months ended June 30, 2021

On January 7, 2021, the Company issued 66,667 shares of common stock to consultants for services with a fair value of $18,000, or $0.27 per share.

On January 26, 2021, the Company issued a total of 1,733,333 shares of common stock to UAHC and Iliad related to the convertible debt settlement agreement (See Note 4).

On February 8, 2021, the Company issued 333,333 shares of common stock for the conversion of Class A Preferred stock.

On March 27, 2021, the Company issued 168,350 shares of common stock for the $500,000 purchase consideration for 51% ownership in Box Pure Air (See Note 3)

On April 2, 2021, the Company issued 1,744,343 shares of common stock in order to round up shares to the nearest round lot in connection with the reverse split.

On May 4, 2021, the Company issued 375,000 shares of common stock in exchange for conversion of preferred Class A Preferred Stock.

On May 26, 2021, the Company issued 66,667 shares of common stock to consultants for services with a fair value of $35,866, or $0.538 per share.

On June 18, 2021, the Company issued 1,868,853 shares of common stock to GHS in exchange for conversion of their preferred stock Class B Preferred Stock.

On June 24, 2021, the Company issued 1,375,000 shares of common stock each (for a total of 2,750,000) to two directors in exchange for conversion of their Class A Preferred Stock. 2,461,715 shares of Class A Preferred Stock were cancelled.

On June 30, 2021, the Company issued 292,875 shares of common stock to its in exchange for conversion of preferred Class A Preferred Stock.

NOTE 7 - RELATED PARTY TRANSACTIONS

Accrued Officer Compensation

As of June 30, 2021 and December 31, 2020, a total of $240,750 and $1,005,230, respectively, was accrued for unpaid officer wages due the Company’s CEO, CFO and President under their respective employment agreements.

Other

On May 18, 2021, the Company entered into a Separation Agreement and General Release (the “Separation Agreement”) with Gregory Lambrecht. Pursuant to the Separation Agreement Mr. Lambrecht resigned as an officer and director of the Company and agreed to terminate his employment agreement with the Company. The Company agreed to pay Mr. Lambrecht $764,480.00 due in unpaid accrued compensation and $606,371.63 in indebtedness plus accrued interest through the date of the Agreement (the “Accrued Debt”) as follows: (i) the Company agreed to issue Mr. Lambrecht 362,987 shares of Common Stock (with standard restrictive legend) valued at $0.75 per share, equaling $272,240.00 (the “Shares”), (ii) the Company agreed to pay Mr. Lambrecht $250,000.00 within two business days of the date of the Separation Agreement, and (iii) the remaining amount of Accrued Debt of $848,612.00 will be satisfied through the issuance by the Company of a promissory note (the “Note”). The Note provides for ten percent (10%) per annum interest commencing as of August 1, 2021. The monthly payment amount of principal and interest shall be $21,522.98, with the first payment of $21,522.98 due September 1, 2021, and a final payment amount of $21,523.20 due on August 1, 2025.

On April 26, 2021, the Company completed a debt reduction through the sale of Jacksam Corporation owned by the Company with Greg Lambrecht, CEO, resulting in the decrease of $547,010.37 in current liabilities. No gain or losses were incurred with this debt settlement.

On May 24, 2021, the Seller Note related to the EnergyWyze acquisition was paid in full in exchange for loan sellers pursuant to the terms and conditions in the asset purchase and operating agreement.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Litigation

On July 9, 2021 the Company and Direct Solar America served a complaint (the “Company Complaint”) in the United States District Court for the District of Arizona against Pablo Diaz Curiel, Kjelsey Johnson, and Brian Odle alleging, amongst other things, that the aforementioned individuals: (i) Interference with Direct Solar America’s existing and prospective business opportunities; (ii) made unauthorized use of, claims of ownership, and/or offers for sale under direct Solar America’s commercial identity; (iii) Misappropriated trade secrets of Direct Solar America; (iv) Breach of the Asset Purchase Agreement originally entered into between the Company and Mr. Diaz and Ms. Johnson (against Mr. Diaz and Ms. Johnson); and (v) Breach of the Employment Agreement originally entered into between Direct Solar America and Mr. Diaz (against Mr. Diaz).

Also on July 9, 2021 the Company was served with a Complaint by Mr. Diaz (and certain other parties) against the Company and certain officers (and former officers) of the Company alleging, amongst other things: fraud, interference, breach of fiduciary duty, and breach of contract (“Diaz Complaint”).

On August 6, 2021, the Company obtained a Preliminary Injunction against Pablo Diaz Curiel and Kjelsey Johnson enjoining them from using any information specific to Direct Solar America that was the subject of the Asset Purchase Agreement originally entered into between the Company and Mr. Diaz and Ms. Johnson. This includes among other things 1) any specific customer information; 2) price lists; 3) accounts; 4) web pages; and 5) similar specifically identifiable property. The Preliminary Injunction further prohibits Mr. Diaz and Ms. Johnson from reselling, disclosing or otherwise using Direct Solar America trademarks, client lists or other proprietary data.

On August 11, 2021, an Order was issued consolidating the Company Complaint and the Diaz Complaint which results in the two legal actions being consolidated into one matter, and requiring them to refile their Complaint as a counterclaim.

Equity Incentive Plan

On January 30, 2020, the Company adopted the 2019 Equity Incentive Plan (the “Plan”) to provide additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons. As of the date of this report the Company has not issued any awards under the Plan.

NOTE 9 - REVENUE CLASSES AND CONCENTRATIONS

Selected financial information for the Company’s operating revenue for disaggregated revenue purposes are as follows:

	Six Months Ended June 30,	Six Months Ended June 30,
	2021	2020

Revenue by product/service lines:

Retail	$253,250	$34,362
Distribution	13,904	95,693
Services	426,681	1,340,444
Total	$693,835	$1,470,499

Revenue by subsidiary:

Singlepoint (parent company)	$19,363	$127,865
Direct Solar America	389,081	1,318,184
DIGS	30,693	24,450
Energy Wyze	37,600	-
Box Pure Air	217,098	-
Total	$693,835	$1,470,499

No customer comprised more than 10% of the Company’s revenue for six months ended June 30, 2021 or 2020.

NOTE 10 - SUBSEQUENT EVENTS

Note Purchase Agreement

On July 13, 2021 the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Bucktown Capital LLC (“BCL”) whereby the Company agreed to issue and sell to BCL a promissory note in the principal amount of $1,580,000 (the “Note”). The Note bears interest at the rate of Eight Percent (8%) per annum, and provides that for the calendar quarter beginning on January 1, 2022 and continuing for each calendar quarter thereafter until the Note is paid in full, the Company will make quarterly cash payments to BCL equal to $250,000. The Company may choose the frequency and amount of each payment (subject to a minimum payment of $50,000) during each applicable quarter so long as the aggregate amount paid during each quarter is equal to $250,000. The Note is a long term liability and not convertible into any securities of the Company.

Warrant Settlement

In July 2021 the Company entered into agreements with two entities relating to prior notes held by such entities. These agreements provide for the cancellation of a portion of the warrants and to purchase an aggregate of 5,700,000 shares of common stock of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a company focused on providing renewable energy solutions and energy-efficient applications to drive the highest quality healthy living. Our current core subsidiaries specialize in solar energy and air purification. We have built and continue to build our portfolio through synergistic acquisitions, strategic partnerships, and products to establish a diversified holding base. The Company’s initial focus is on solar energy, and we are committed to building a foundation for future expansion opportunities. In addition to building brands based on technology solutions we believe will increase efficiencies across various markets. We strive to create long-term value for our shareholders by helping our partner companies to increase their market penetration, grow revenue and improve cash flow. To assist in our focus on healthy living, we intend to spin-off additional assets or non-core subsidiaries in the future.

Plan of Operation

SinglePoint operates through multiple core subsidiaries built around renewable energy, environmental sustainability, and overall healthy living. Our portfolio will continue to grow with the acquisition and scale of new and innovative companies. Through technology solutions that will increase efficiency, both inside and outside the home, we will continue expanding in the renewable energy market with a wholistic approach that includes solar, air purification, battery back-up and EV charging solutions.

Critical Accounting Policies

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended June 30, 2021.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the period ended June 30, 2021.

Results of Operations

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Comparison of the Three Months Ended June 30, 2021 with the Three Months Ended June 30, 2020

Revenue. For the three months ended June 30, 2021, we generated revenues of $454,822 as compared to $395,277 for the three months ended June 30, 2020. The increase of revenue was due primarily to the seasonality of solar installs and the implementation of the new post pandemic business model.

Cost of Revenues. For the three months ended June 30, 2021 cost of revenue increased to $302,332 from $290,594 for the three months ended June 30, 2020. The increase was mainly due to the increase in revenue for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Consulting fees. For the three months ended June 30, 2021, consulting fees decreased to $68,544 from $36,921 for the three months ended June 30, 2020, primarily due to reduced utilization of consultants during the three months ended June 30, 2021.

Investor Relations. For the three months ended June 30, 2021, investor relations expense increased to $111,601 from $96,796 for the three months ended June 30, 2020, primarily as a result of increased use of investor relation services during the three months ended June 30, 2021.

General and Administrative Expenses. Our general and administrative expenses increased to $867,107 for the three months ended June 30, 2021 from $689,557 for the three months ended June 30, 2020. The increase was primarily due to increase overhead through acquisitions and employee growth.

Other Income (Expenses). For the three months ended June 30, 2021, other expenses were $12,404, compared to other expenses of $441,630 for the three months ended June 30, 2020. The decrease in other expenses was primarily due to $0 amortization of debt discounts for the three months ended June 30, 2021, compared to $631,084 in the same period a year ago. This was partially offset by the gain on change in fair value of derivative liability of $291,634 recognized in the three months ended June 30, 2020 compared to no gain or loss recognized during the three months ended June 30, 2021.

Net Loss. The Company’s net loss attributable to Singlepoint Inc stockholders was $998,489 compared to $1,025,790 for the three months ended June 30, 2021 and 2020, respectively. The decrease in net loss was mainly due to the decrease in other expenses, partially offset by an increase in general and administrative expenses and other expenses.

Comparison of the Six Months Ended June 30, 2021 with the Six Months Ended June 30, 2020

Revenue. For the six months ended June 30, 2021, we generated revenues of $693,835 as compared to $1,470,499 for the six months ended June 30, 2020. The decrease of revenue was due primarily to the performance of Direct Solar America.

Cost of Revenues. For the six months ended June 30, 2021, cost of revenue decreased to $607,071 from $1,056,202 for the six months ended June 30, 2020. The decrease was mainly due to the decrease in revenue from Direct Solar America.

Consulting fees. For the six months ended June 30, 2021, consulting fees decreased to $128,875 from $173,937 for the six months ended June 30, 2020, primarily due to decreased utilization of consultants during the six months ended June 30, 2021.

Professional and Legal Fees. For the six months ended June 30, 2021, professional and legal fees increased to $358,538 from $171,614 for the six months ended June 30, 2020, primarily due to increased activity surrounding acquisitions and regulatory filings.

Investor Relations. For the six months ended June 30, 2021, investor relations expense increased to $278,956 from $63,152 for the six months ended June 30, 2020, primarily as a result of increased use of investor relations consultants.

General and Administrative Expenses. Our general and administrative expenses increased to $1,564,556 for the six months ended June 30, 2021 from $1,380,529 for the six months ended June 30, 2020. The increase was primarily a result of increased overhead from acquisitions and employee growth.

Other Income (Expense). For the six months ended June 30, 2021, other expenses were $261,123, compared to other expenses of $1,767,446 for the six months ended June 30, 2020. The decrease in other expenses was primarily due to the $1,079,374 amortization of debt discounts during the six months ended June 30, 2020.

Net Loss. The Company’s net loss attributable to Singlepoint Inc stockholders was $2,140,129 and $2,946,221 for the six months ended June 30, 2021 and 2020, respectively. The decrease in net loss was mainly due to the decrease in debt discount amortization during the six months ended June 30, 2021, partially offset by an increase in general and administrative expenses for the same period.

Liquidity and Capital Resources

We are an early-stage company and have generated insufficient revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

The Company had $854,589 in cash as of June 30, 2021. The Company had total stockholders’ equity of approximately $989,648 million as of June 30, 2021. As of June 30, 2021, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to maintain profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

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

Operating Activities

Cash flow used in operating activities - Net cash used in operating activities was $2,183,241 for the six months ended June 30, 2021 primarily as a result of our net loss attributable to Singlepoint Inc stockholders of $2,140,129. Net cash used in operating activities for the six months ended June 30, 2020 was $918,429 primarily as a result of our net loss attributable to Singlepoint Inc stockholders of $2,946,221, offset partially by non-cash amortization of debt discounts of $1,079,374 and loss on change in fair value of derivatives of $417,298.

Investing Activities

Cash flow used in investing activities - The Company invested $16,120 in property, plant and equipment during the six months ended June 30, 2021. The Company received cash of $25,000 for the return of an investment during the six months ended June 30, 2020. In Q1 2021 the company paid $25,000 in conjunction with an acquisition.

Financing Activities

Cash flow from financing activities - During the six months ended June 30, 2021, our financing activities provided cash of $2,880,477 primarily from proceeds of issuance of common and preferred stock, in addition to proceeds from short-term notes payable. During the six months ended June 30, 2020, our financing activities provided cash of $859,777 primarily from proceeds from advances from a related party of $260,000, proceeds from short-term notes payable of $332,737 and proceeds from the issuance of convertible notes of $320,500.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

During the three months ended June 30, 2021, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Based on that evaluation, our management, including our President and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2021 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2021, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On July 9, 2021 the Company and Direct Solar America served a complaint (the “Company Complaint”) in the United States District Court for the District of Arizona against Pablo Diaz Curiel, Kjelsey Johnson, and Brian Odle alleging, amongst other things, that the aforementioned individuals: (i) Interference with Direct Solar America’s existing and prospective business opportunities; (ii) made unauthorized use of, claims of ownership, and/or offers for sale under direct Solar America’s commercial identity; (iii) Misappropriated trade secrets of Direct Solar America; (iv) Breach of the Asset Purchase Agreement originally entered into between the Company and Mr. Diaz and Ms. Johnson (against Mr. Diaz and Ms. Johnson); and (v) Breach of the Employment Agreement originally entered into between Direct Solar America and Mr. Diaz (against Mr. Diaz).

Also on July 9, 2021 the Company was served with a Complaint by Mr. Diaz (and certain other parties) against the Company and certain officers (and former officers) of the Company alleging, amongst other things: fraud, interference, breach of fiduciary duty, and breach of contract (“Diaz Complaint”).

On August 6, 2021, the Company obtained a Preliminary Injunction against Pablo Diaz Curiel and Kjelsey Johnson enjoining them from using any information specific to Direct Solar America that was the subject of the Asset Purchase Agreement originally entered into between the Company and Mr. Diaz and Ms. Johnson. This includes among other things 1) any specific customer information; 2) price lists; 3) accounts; 4) web pages; and 5) similar specifically identifiable property. The Preliminary Injunction further prohibits Mr. Diaz and Ms. Johnson from reselling, disclosing or otherwise using Direct Solar America trademarks, client lists or other proprietary data.

On August 11, 2021, an Order was issued consolidating the Company Complaint and the Diaz Complaint which results in the two legal actions being consolidated into one matter, and requiring them to refile their Complaint as a counterclaim.

Item 1A. Risk Factors

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2021, the Company issued an aggregate of 1,868,853 shares of common stock to an investor for proceeds to the Company of approximately $500,000.

In issuing the securities set forth above, we relied on the registration exemption provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Name of Exhibit
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	iXBRL Instance Document
101.SCH	iXBRL Taxonomy Extension Schema
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase
101.DEF	iXBRL Taxonomy Extension Definition Linkbase
101.LAB	iXBRL Taxonomy Extension Label Linkbase
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase

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

SINGLEPOINT INC.

Dated: August 16, 2021	By:	/s/ William Ralston
William Ralston
Chief Executive Officer, Director

