Form 10-Q
period 2021-09-30
SinglePoint Inc.
filed 2021-11-15
CIK 1443611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 10, 2021, the Company had 52,452,578 outstanding shares of its common stock, par value $0.0001.

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

2

SINGLEPOINT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2021	December 31, 2020

ASSETS
CURRENT ASSETS:
Cash	$865,815	$198,473
Accounts receivable, net	418,976	3,368
Prepaid expenses	56,829	4,834
Inventory	68,180	63,456
Note receivable from related party	63,456	-
Current portion of deferred compensation, net of discount	60,374	-

Total Current Assets	1,533,630	270,131

NON-CURRENT ASSETS:
Property, net	59,046	79,167
Investment, at fair value	35,000	623,637
Intangible assets, net	38,115	49,005
Goodwill	2,468,740	1,893,740
Deferred compensation, net of current portion	75,467	-

Total Assets	$4,209,998	$2,915,680

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
CURRENT LIABILITIES:
Accounts payable, including related party	$707,968	$245,362
Accrued expenses, including accrued officer salaries	408,421	1,661,208
Current portion of convertible notes payable, net of debt discount	10,500	2,434,226
Capital lease obligations, current portion	40,922	51,365
Advances from related party	388,676	1,151,946
Short-term notes payable, net of debt discount	852,836	372,232

Total Current Liabilities	2,409,323	5,916,339

LONG-TERM LIABILITIES:
Convertible notes payable, net of current portion	-	-
Capital lease obligations, net of current portion	16,308	47,517
Advances from related party, net of current portion	651,059	-
Long-term notes payable, net of debt discount	1,034,037	150,000

Total Liabilities	4,110,727	6,113,856

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Undesignated preferred stock, par value $0.0001; 39,995,000 and 39,998,500 shares authorized as of September 30, 2021, and December 31, 2020, respectively;

Class A convertible preferred stock, par value $0.0001; 60,000,000 shares authorized; 56,464,123 and 60,000,000 shares issued and outstanding as of September 30, 2021, and December 31, 2020, respectively	5,646	6,000

Class B convertible preferred stock, par value $0.0001; 1,500 shares authorized; 123 shares issued and outstanding as of September 30, 2021, and December 31, 2020, respectively	-	-

Class C convertible preferred stock, par value $0.0001; 1,500 and no shares authorized as of September 30, 2021, and December 31, 2020, respectively; 760 and no shares issued and outstanding as of September 30, 2021, and December 31, 2020, respectively	-	-

Class D convertible preferred stock, par value $0.0001; 2,000 and no shares authorized as of September 30, 2021, and December 31, 2020, respectively; 2,000 and no shares issued and outstanding as of September 30, 2021, and December 31, 2020, respectively	-	-

Common stock, par value $0.0001; 5,000,000,000 shares authorized; 49,004,946 and 33,075,711 shares issued and outstanding as of September 30, 2021, and December 31, 2020, respectively	4,900	3,308

Additional paid-in capital	85,197,685	78,132,202
Accumulated deficit	(84,335,533)	(80,785,887)
Total Singlepoint Inc. stockholders' equity (deficit)	872,698	(2,644,377)
Non-controlling interest	(773,427)	(553,799)
Total Stockholders' Equity (Deficit)	99,271	(3,198,176)

Total Liabilities and Stockholders' Equity (Deficit)	$4,209,998	$2,915,680

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

REVENUE	$273,877	$1,025,129	$967,712	$2,495,628

Cost of Revenue	217,923	796,459	824,994	1,852,661

Gross profit	55,954	228,670	142,718	642,967

OPERATING EXPENSES:
Consulting fees	8,101	75,477	136,976	249,414
Professional and legal fees	496,230	75,732	854,768	247,346
Investor relations	153,495	25,816	432,451	88,968
General and administrative	926,176	651,341	2,490,732	2,031,870

Operating expenses	1,584,002	828,366	3,914,927	2,617,598

LOSS FROM OPERATIONS	(1,528,048)	(599,696)	(3,772,209)	(1,974,631)

OTHER INCOME (EXPENSE):
Interest expense	(39,953)	(126,143)	(107,722)	(355,653)
Amortization of debt discounts	-	(710,314)	-	(1,789,688)
Gain (loss) on settlement of debt	626,349	-	474,622	(41,264)
Warrant Expense	(322,338)	-	(322,338)	-
Gain (loss) on change in fair value of derivative liability and equity securities	-	600,497	(41,627)	183,199

Other income (expense)	264,058	(235,960)	2,935	(2,003,406)

INCOME (LOSS) BEFORE INCOME TAXES	(1,263,990)	(835,656)	(3,769,273)	(3,978,037)

Income taxes	-	-	-	-

NET INCOME (LOSS)	(1,263,990)	(835,656)	(3,769,273)	(3,978,037)

Loss (income) attributable to non-controlling interests	(145,437)	72,211	219,628	268,371

NET INCOME (LOSS) ATTRIBUTABLE TO SINGLEPOINT INC. STOCKHOLDERS	$(1,409,427)	$(763,445)	$(3,549,645)	$(3,709,666)

Net income (loss) per share - basic	$(0.03)	$(0.03)	$(0.09)	$(0.15)

Weighted average number of common shares outstanding - basic	47,313,641	24,919,202	40,091,601	23,969,671

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Preferred Stock Class A Par Value $0.0001		Preferred Stock Class B Par Value $0.0001		Preferred Stock Class C Par Value $0.0001		Preferred Stock Class D Par Value $0.0001		Common Stock Par Value $0.0001		Additional		Non-	Total Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	paid-in Capital	Accumulated Deficit	controlling Interest	Equity (Deficit)

Balance, December 31, 2020	60,000,000	$6,000	408	$-	-	-	-	-	33,075,711	$3,308	$78,132,202	$(80,785,887)	$(553,799)	$(3,198,176)

Issuance of common shares for services									133,334	13	53,853			53,866
Issuance of common shares for services previously accrued									87,776	9	51,266			51,275
Issuance of preferred shares for cash					760	-	2,000	-			2,760,000			2,760,000
Issuance of common shares for acquisition									168,350	17	499,983			500,000
Issuance of common shares for principal and accrued interest on notes									2,096,321	210	3,378,576			3,378,786
Conversion of preferred shares	(3,535,877)	(354)	(285)						7,474,111	747	(111)			282
Warrants converted to common shares									4,225,000	422	321,916			322,338
Rounding adjustment in connection with reverse split									1,744,343	174				174

Net loss												(3,549,646)	(219,628)	(3,769,274)

Balance, September 30, 2021	56,464,123	$5,646	123	$-	760	-	2,000	-	49,004,946	$4,900	$85,197,685	$(84,335,533)	$(773,427)	$99,271

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Preferred Stock Par Value $0.0001		Common Stock Par Value $0.0001		Additional			Total
	Number of Shares	Amount	Number of Shares	Amount	paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Stockholders' Deficit

Balance, December 31, 2019	54,200,000	$5,420	22,643,731	$2,264	$72,377,957	$(76,752,170)	$(143,011)	$(4,509,540)

Issuance of common shares for services			200,000	20	117,980			118,000
Issuance of common shares pursuant to investment agreement			946,501	95	216,289			216,384
Issuance of common shares for acquision								-
Issuance of common shares for principal and accrued interest on convertible notes			1,584,185	158	325,059			325,217
Issuance of preferred shares for services
Conversion of preferred shares	(1,600,000)	(160)	533,333	53	107			-
Warrants issued with convertible notes payable
Settlement of derivative liability due to debt conversion					381,102			381,102

Net loss						(3,709,666)	(268,371)	(3,978,037)

Balance, September 30, 2020	52,600,000	$5,260	25,907,750	$2,590	$73,418,494	$(80,461,836)	$(411,382)	$(7,446,874)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended
	September 30, 2021	September 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Singlepoint Inc. stockholders	$(3,549,646)	$(3,709,666)

Adjustments to reconcile net loss to net cash used in operating activities
Loss attributable to non-controlling interests	(219,628)	(268,371)
Gain on disposal of subsidiary	-	-
Common stock issued for services	105,141	118,000
Depreciation	36,823	43,323
Amortization of intangibles	10,890	19,965
Amortization of debt discounts	10,474	1,789,688
Amortization of deferred compensation	90,559	-
Loss on change in fair value of equity securities	41,627	(183,199)
(Gain) loss on debt settlement	(474,622)	41,264
Common Stock issued for Warrants	322,338	-
Changes in operating assets and liabilities:
Accounts receivable	(415,608)	39,085
Prepaid expenses	(51,995)	19,593
Inventory	(68,180)	38,757
Accounts payable	462,606	4,541
Accrued expenses	47,804	648,042

NET CASH USED IN OPERATING ACTIVITIES	(3,651,416)	(1,398,978)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received for return on investment		25,000
Cash paid for acquisition related expenses	(25,000)
Cash paid for property, plant and equipment	(16,702)	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(41,702)	25,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	216,384
Proceeds from advances from related party	214,083	355,000
Proceeds from short-term notes payable	311,070	332,737
Proceeds from long-term notes payable	1,500,000	150,000
Payments on advances to related party	(21,523)	-
Payments on convertible notes payable	(75,000)	(25,000)
Payments on capital lease obligations	(41,652)	(43,410)
Proceeds from issuance of convertible notes	-	320,500
Payments on notes payable	(286,518)	-
Proceeds from sale of preferred stock - Class C	760,000	-
Proceeds from sale of preferred stock - Class D	2,000,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,360,460	1,306,211

NET CHANGE IN CASH	667,342	(67,767)

Cash at beginning of period	198,473	110,128

Cash at end of period	$865,815	$42,361

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$7,072	$-
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for accrued interest	$-	$4,982
Non-cash consideration given for acquisitions through issuance of common stock and notes payable	$550,000	$-
Original issue discount from issuance of notes payable	$-	$39,500
Common stock issued for conversion of debt and accrued interest	$-	$325,217
Recognition of debt discount attributable to derivative liability	$-	$984,801
Derivative liability settlements	$-	$381,102
Conversion of preferred stock to common stock	$107	$4,000
Derivative liability recognized from convertible debt	$-	$1,133,240
Inventory transferred to Related Party for Note Receivable	$63,456	$-
Investment in Jacksam transferred for reduction in Related Party debt	$547,010	$-
Non-cash portion of termination agreement removing accrued compensation and Related Party debt in exchange for stock and new Related Party note	$1,234,052	$-
Deferred stock compensation recognized for acquisitions	$450,000	$-
Discount recognized on deferred stock compensation for acquisitions	$110,402	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Corporate History

On May 14, 2019, Singlepoint Inc. (“Singlepoint” or “the Company”) established a subsidiary, Singlepoint Direct Solar LLC (“Direct Solar America”), completing the acquisition of certain assets of Direct Solar LLC and AI Live Transfers LLC (See Note 3). The Company owns Fifty One Percent (51%) of the membership interests of Direct Solar America. On January 26, 2021 the Company acquired 100% ownership of EnergyWyze, LLC, a limited liability company (“EnergyWyze”) (See Note 3). On February 12, 2021, the Company purchased 51% ownership of Box Pure Air, LLC, (“Box Pure Air”) (See Note 3).

Business

We are a company focused on providing renewable energy solutions and energy-efficient applications to drive better health and living. We currently have core subsidiaries specialized in solar energy and air purification. We built our portfolio through synergistic acquisitions, products, and partnerships. The Company’s initial focus is on solar energy. Through technology solutions we believe we will increase efficiencies across various markets. We strive to create long-term value for our shareholders by helping our partner companies to increase their market penetration, grow revenue and improve cash flow. As of September 30, 2021 we have five subsidiaries, EnergyWyze LLC, 100% interest, Box Pure Air, 51% interest, Direct Solar America, 51% interest, Discount Indoor Garden Supply, Inc. (“DIGS”), 90% interest, and ShieldSaver, LLC (“ShieldSaver”), 51% interest. Our principal offices are located at 2999 North 44th Street Suite 530, Phoenix, AZ 85018, telephone: (888) 682-7464. In April 2021, we formalized and completed the spin-off of 1606 Corp. We intend to spin-off additional assets or non-core subsidiaries in the future.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2021, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue in existence is dependent on the Company’s ability to develop the Company’s businesses and to achieve profitable operations. Since the Company has not yet achieved profitable operations and/or adequate cash flows, management will continue to pursue additional debt and equity financing.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our consolidated financial position as of September 30, 2021 and December 31, 2020, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the year ended December 31, 2020, and our other reports on file with the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The consolidated financial statements include the accounts of Singlepoint, Direct Solar America, Box Pure Air, EnergyWyze, DIGS, and ShieldSaver as of September 30, 2021 and December 31, 2020, and for the three and nine months ended September 30, 2021 and 2020. All significant intercompany transactions have been eliminated in consolidation.

On April 7, 2021 we completed the spin-off of 1606 Corp. whereby each holder of common stock and Class A Preferred Stock of the Company received one share of unregistered and restricted common stock and Class A Preferred Stock of 1606 Corp. for each such share owned of the Company. Inventory of $63,456 went to 1606 Corp. in exchange for a note receivable. All 1606 Corp. brand, web, social, and media content, were included with the spin out for the business to be a fully operational entity at time of completion.

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

The Company uses three categories for disaggregated revenue classification:

(1)	Retail Sales (Box Pure Air, DIGS),

(2)	Distribution (1606 Corp. and related products through the date of the spin-off and DIGS) and,

(3)	Services Revenue (Direct Solar America and EnergyWyze)

Additionally, the Company also disaggregates revenue by subsidiary:

(1)	Singlepoint (parent company)

(2)	Direct Solar America

(3)	EnergyWyze

(4)	Box Pure Air

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

Distribution Revenue. Our distribution revenue includes SinglePoint’s 1606 Corp. (through the date of the spin-off) and DIGS and related product sales to third-party resellers with revenue recognized upon delivery of the product to the reseller, with the reseller taking risk of ownership and assuming risk of loss. Payment is due upon delivery or within 30 days of invoicing. Except for when sold directly to the consumer upon which payment is due immediately.

Services Revenue. Our services’ revenue includes services provided by Direct Solar America, which earns revenue for solar services placed with third-party contractors. SinglePoint’s merchant services provide payment services to businesses with revenue recognized upon the close and remittance of commissions each month. ShieldSaver offers business-to-business services related to windshield repair and replacement for consumers. EnergyWyze generates and sells marketing leads to the solar industry. Service revenue is recognized as the performance obligations are fulfilled.

Returns and other adjustments

The Company records an estimate for provisions of discounts, returns, allowances, customer rebates and other adjustments for each shipment, and is netted with gross sales. The Company’s discounts and customer rebates are known at the time of sale and the Company appropriately debits net product revenues for these transactions based on the known discount and customer rebates. The Company estimates for customer returns and allowances based on estimates of historical transactions and accounts for such provisions during the same period in which the related revenues are earned. Customer discounts, returns and rebates on product revenues during the quarter ended September 30, 2021 are not material.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of ninety days or less at the time of purchase to be cash equivalents. The Company maintains deposits in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had deposits in excess of amounts insured by the FDIC as of September 30, 2021.

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

The Company accounts for its income taxes in accordance with ASC 740 “Income Taxes’’, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company has a net operating loss carryforward; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for deferred tax assets resulting from this net operating loss carryforward.

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

The following table summarizes the number of shares of common stock issuable pursuant to our convertible securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2021	September 30, 2020

Series A Preferred Stock	1,411,603,075	1,315,000,000
Series B Preferred Stock	806,557	-
Series C Preferred Stock	747,540	-
Series D Preferred Stock	1,395,349	-
Convertible notes	20,000	32,342,396
Warrants	-	10,000,000
Potentially dilutive securities	1,414,572,521	1,357,342,396

Warrant Settlement

In July 2021 the Company entered into agreements with two entities relating to prior notes held by such entities. These agreements provide for the cancellation of all outstanding warrants and to purchase an aggregate of 5,700,000 shares of common stock of the Company.

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

As of December 31, 2019, the Company had an investment in equity securities that did not have a readily determinable fair value, or “RDFV”. This investment was assessed and measured at fair value that was determined to be zero. As of September 30, 2021, and December 31, 2020, this investment in equity securities did meet the standards for a RDFV and has been valued as a Level 1 instrument. For the nine months ended September 30, 2021, a loss of $41,627 was recognized related to the fair value measurement of these equity securities.

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability and equity securities – September 30, 2021	$-	$-	$-	$-

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability and equity securities – December 31, 2020	$588,637	$-	$-	$588,637

Recently Issued Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows. Management has evaluated these new pronouncements through September 30, 2021.

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

The Company had investments recorded using the cash method of $35,000 as of September 30, 2021 and December 31, 2020.

The Company had investments in equity securities using the fair value method of $0 and $588,637 as of September 30, 2021, and December 31, 2020, respectively. On April 26, 2021, the Company completed a debt reduction through the sale of Jacksam Corporation shares owned by the Company to Greg Lambrecht. No gain or losses were incurred with this debt settlement.

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

Total revenue of $133,297 and $350,395, net loss of ($125,884) and ($424,008), and contributed net loss of ($64,201) and ($216,244) after non-controlling interest related to Box Pure Air for the three and nine months ended September 30, 2021, respectively, are included in the Company’s accompanying consolidated statement of operations.

2021 Acquisition – EnergyWyze, LLC

On January 26, 2021 the Company entered into a purchase agreement to acquire 100% ownership of EnergyWyze, LLC, a limited liability company. The purchase price consideration consisted of the following:

The Company paid $25,000 at closing and the remaining balance of $50,000 in the form of a 180-day Note (the “Seller Note”) to be retired in conjunction with any capital raise associated with the up listing of the Company’s common stock to a national exchange. The Seller Note would be extendable for a period of 90-days at the Company’s option, furthermore the note can be converted at any time into Common Stock during the initial 180-day period based on the 10 Day Volume Weighted Average Price (VWAP) of the Company’s common stock. These two components of the purchase price consideration were allocated to Goodwill pending further assessment and identification of acquired assets. The Company paid the $25,000 at the closing and recorded a Seller Note with a fair value of $50,000 as a short-term liability on the balance sheet as of March 31, 2021. As of September 30, 2021, the Seller Note has been paid in full.

The final component of the consideration consisted of the following:

$450,000.00 USD in Restricted Common Stock of the Company based on the 10 Day VWAP immediately preceding the closing date. Such shares are allocated equally, $150,000 USD each, between the principal members of EnergyWyze, and will vest over a three-year period. Each principal member must be employed on the vesting date to be awarded such shares. The vesting schedule shall be as follows: $50,000 USD shall vest on July 1, 2021, and $100,000 USD, representing the remaining balance, shall be divided into ten equal amounts and will vest on quarterly basis over the next 10 quarters post the initial vesting period of July 1, 2021.

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

Goodwill and Intangible Assets

The following table presents details of the Company’s goodwill as of September 30, 2021 and December 31, 2020:

Goodwill
Balances at December 31, 2020:	$1,893,740
Aggregate goodwill acquired	575,000
Impairment losses	-
Goodwill adjustment	-
Balances at September 30, 2021:	$2,468,740

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

The Company used the discounted cash flow method for the impairment testing as of September 30, 2021, and December 31, 2020. The Company performed discounted cash flow analysis projected over four years to estimate the fair value of the reporting unit, using management’s best judgement as to revenue growth rates and expense projections. This analysis indicated cash flows (and discounted cash flows) greater than the book value of goodwill. The Company determined there were no indicators of impairment in goodwill as of September 30, 2021.

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Convertible notes payable consisted of the following:

	September 30, 2021	December 31, 2020

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

Interest expense for the above notes payable for the nine months ended September 30, 2021 and 2020 was $17,744 and $249,033, respectively. Total amortization of debt discounts was $36,800 and $1,789,688 for the nine months ended September 30, 2021 and 2020, respectively.

Short-term Notes Payable

In 2020, the Company received total loan proceeds of $332,737 under the SBA’s Paycheck Protection Program (“PPP”) and was included in short-term notes payable as of December 31, 2020. The two PPP loans included a promissory note with Direct Solar America with principal of $312,300 due May 7, 2022, and a promissory note with Singlepoint with principal of $20,437 due in 18 monthly installments beginning December 12, 2020. Both loans were forgiven in 2021. On January 27, 2021 Direct Solar America received a new PPP loan with principal of $311,070, due January 26, 2026, and bears interest at 1% (“New PPP Loan”). On August 16, 2021 the New PPP Loan to Direct Solar America was forgiven.

Long-term Notes Payable

In July 2021 the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Bucktown Capital LLC (“BCL”) whereby the Company agreed to issue and sell to BCL a promissory note in the principal amount of $1,580,000 (the “Note”). The Note bears interest at the rate of Eight Percent (8%) per annum, and provides that for the calendar quarter beginning on January 1, 2022 and continuing for each calendar quarter thereafter until the Note is paid in full, the Company will make quarterly cash payments to BCL equal to $250,000. The Company may choose the frequency and amount of each payment (subject to a minimum payment of $50,000) during each applicable quarter so long as the aggregate amount paid during each quarter is equal to $250,000. The Note matures in July 2024. The Note contains the following covenants: (i) Company will timely file on the applicable deadline all reports required to be filed with the SEC pursuant to Sections 13 or 15(d) of the 1934 Act, and will take all reasonable action under its control to ensure that adequate current public information with respect to Company, as required in accordance with Rule 144 of the 1933 Act, is publicly available, and will not terminate its status as an issuer required to file reports under the 1934 Act even if the 1934 Act or the rules and regulations thereunder would permit such termination; (ii) the Common Stock shall be listed or quoted for trading on any of (a) NYSE, (b) NASDAQ, (c) OTCQX, (d) OTCQB, or (e) OTC Pink; (iii) trading in Company’s Common Stock will not be suspended, halted, chilled, frozen, reach zero bid or otherwise cease trading on Company’s principal trading market for more than two (2) consecutive Trading Days; and (iv) Company will not enter into any financing transaction with John Kirkland or any of his affiliated entities. The Note is a long-term liability and not convertible into any securities of the Company.

In May 2020, the Company received loan proceeds of $150,000 under the SBA’s Economic Injury Disaster Loan program (“EIDL”). The EIDL dated May 22, 2020, bears interest at 3.75%, has a 30-year term, is secured by substantially all assets of the Company, and is due in monthly installments of $731 beginning May 1, 2022.

Acquisition of EnergyWyze - Consideration Payables

Related to the acquisition of EnergyWyze, the Company issued a non-interest bearing note in the amount of $50,000 (See Note 3). This note was recorded at face value, which was considered the fair value of this short-term note. As of June 30, 2021, the balance of this note had been satisfied.

Also related to the acquisition of EnergyWyze, the Company incurred a purchase consideration obligation of $450,000 with a fair value of $339,599 (See Note 3), of which $203,759 is included in Short-term notes payable and $135,840 is included in Long-term notes payable.

NOTE 5 – OBLIGATIONS UNDER CAPITAL LEASE

The Company leases approximately 1,400 square feet of office space at 2999 North 44th Street, Phoenix, Arizona 85018 through January 31, 2023 at a monthly base rent of $3,688 through February 2022 then, increasing to $3,758 per month beginning February 2022.

On July 2, 2019, the Company executed a lease agreement for an industrial building space in California for 24 months at base rent of $2,400 per month through June 30, 2021. On July 1, 2021, this lease went to a month-to-month basis. On September 5, 2021, this lease was terminated.

The above leases were classified as capital leases under ASC 842 which the Company adopted in 2019. The following is a summary of property held under these capital leases at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020

Office and warehouse facilities	$172,026	$224,037
Accumulated amortization	(129,682)	(144,870)

Total	$42,344	$79,167

Future maturities of obligations under capital leases are as follows:

Twelve months ending December 31,
2021	$11,064
2022	45,020
2023	3,758

Total minimum lease payments	59,842
Amounts representing interest	(2,612)
$57,230

NOTE 6 – STOCKHOLDERS’ EQUITY

Class A Convertible Preferred Shares

As of September 30, 2021, and December 31, 2020, the Company had authorized 100,000,000 shares of preferred stock, $0.0001 per value per share, of which 60,000,000 shares are designated as Series A Convertible Preferred Stock (“Class A Stock”) with $0.0001 par value per share, of which 56,464,123 and 60,000,000 shares were issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.

Each share of Class A Stock is convertible at any time into 25 shares of common stock, totaling 1,411,603,075 shares of common stock, as of September 30, 2021, assuming full conversion of all outstanding shares. No dividends are payable unless declared by the Board of Directors. Each share of Class A Stock votes with the shares of Common Stock and is entitled to 50 votes per share and ranks senior to all other classes of stock in liquidation in the amount of $1 per share.

Class B Preferred Stock

As of September 30, 2021, and December 31, 2020, the Company had authorized 1,500 shares of Class B Preferred Stock, $.0001 par value per share, of which 123 shares and 408 shares were issued and outstanding, respectively.

Below is a summary description of the material rights, designations and preferences of the Class B Preferred Stock (all capitalized terms not otherwise defined herein shall have that definition assigned to them as per the Certificate of Designation).

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

Class C Preferred Stock

On January 28, 2021, the Company amended its Articles of Incorporation to designate 1,500 shares of undesignated preferred stock as Class C Preferred Stock, of which 760 shares were issued and outstanding as of September 30, 2021.

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

Each share of the Class C Preferred Stock is convertible, at any time and from time to time from and after the issuance at the option of the Holder thereof, into that number of shares of Common Stock (subject to Beneficial Ownership Limitations) determined by dividing the Stated Value of such share by the lesser of (i) (a) $1.22 (a fixed price equaling ninety percent (90%) of the average daily volume weighted average price (“VWAP”) for the Company’s common stock for the five (5) trading days preceding the execution of definitive agreements); and (b) where applicable, a fixed price equaling ninety percent (90%) of the average daily VWAP for the five (5) trading days following a reverse split.

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

Class D Convertible Preferred Stock

On March 11, 2021, the Company amended its Articles of Incorporation to designate 2,000 shares of undesignated preferred stock as Class D Preferred Stock, of which 2,000 shares were issued and outstanding as of September 30, 2021.

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

As of September 30, 2021, and December 31, 2020, a total of 39,995,000 and 39,998,500 shares of preferred stock remain undesignated and unissued, respectively.

Common Stock

As of September 30, 2021, and December 31, 2020, the Company’s authorized common stock was 5,000,000,000 shares, at $0.0001 par value per share, with 49,004,946 and 33,075,711 shares issued and outstanding, respectively.

Equity Financing and Registration Rights Agreement

On September 16, 2021 (the “Effective Date”), Singlepoint Inc. (the “Company”) entered into an equity financing agreement (the “Equity Financing Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with GHS Investments LLC (“GHS”), pursuant to which GHS shall purchase from the Company, up to that number of shares of common stock of the Company (the “Shares”) having an aggregate Purchase Price of Ten Million Dollars ($10,000,000), subject to certain limitations and conditions set forth in the Equity Financing Agreement from time to time over the course of twelve (12) months after an effective registration of the Shares with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC (the “Contract Period”).

The Equity Financing Agreement grants the Company the right, from time to time at its sole discretion (subject to certain conditions) during the Contract Period, to direct GHS to purchase shares of Common Stock on any business day (a “Put”), provided that at least ten trading days has passed since the most recent Put. The purchase price of the shares of Common Stock contained in a Put will be 90% of the lowest daily volume weighted average price (VWAP) of the Company’s Common Stock during the five consecutive trading days preceding the receipt by GHS of the applicable Put notice. Such sales of Common Stock by the Company, if any, may occur from time to time, at the Company’s option, during the Contract Period. Subject to the satisfaction of certain conditions set forth in the Equity Financing Agreement, on each Put the Company will deliver an amount of Shares equaling one hundred and twelve percent (112%) of the dollar amount of each Put. The maximum dollar amount of each Put will not exceed two hundred percent (200%) of the average daily trading dollar volume for the Company’s Common Stock during the ten (10) trading days preceding the Trading day that GHS receives a Put. No Put will be made in an amount equaling less than ten thousand dollars ($10,000) or greater than three million dollars ($3,000,000). Puts are further limited to GHS owning no more than 4.99% of the outstanding stock of the Company at any given time. The Equity Financing Agreement and the Registration Rights Agreement contain customary representations, obligations, rights, warranties, agreements and conditions of the parties. The Equity Financing Agreement terminates upon any of the following events: when GHS has purchased an aggregate of Ten Million Dollars ($10,000,000) in the Common Stock of the Company pursuant to the Equity Financing Agreement; on the date that is twelve (12) calendar months from the date the Equity Financing Agreement was executed.

Actual sales of shares of Common Stock to GHS under the Equity Financing Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations.

Class C and D Preferred Stock Purchase Agreements.

On January 28, 2021, the Company entered into a purchase agreement with GHS whereby GHS agreed to purchase, in tranches, up to $1,000,000 in exchange for 1,010 shares of Class C Preferred Stock. GHS purchased 760 shares for $750,000 as of September 30, 2021.

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

Shares issued during the nine months ended September 30, 2021

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

On June 30, 2021, the Company issued 292,875 shares of common stock to a former officer of the Company in exchange for conversion of Class A Preferred Stock.

On July 1, 2021, the Company issued 87,776 shares of common stock to a former officer of a subsidiary for services previously accrued.

On July 14, 2021, the Company issued 4,225,000 shares of common stock related to warrants.

On August 21, 2021, the Company issued 1,854,050 shares of common stock to a former officer of the Company in exchange for conversion of Class A Preferred Stock.

NOTE 7 – RELATED PARTY TRANSACTIONS

Accrued Officer Compensation

As of September 30, 2021 and December 31, 2020, a total of $55,750 and $1,005,230, respectively, was accrued for unpaid officer wages due the Company’s CEO, CFO and President under their respective employment agreements.

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

On July 1, 2021, the Company issued 87,776 shares of common stock to a former officer of a subsidiary for services previously accrued.

On August 21, 2021, the Company issued 1,854,050 shares of common stock to a former officer of the Company in exchange for conversion of Class A Preferred Stock.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

On July 9, 2021 the Company and Singlepoint Direct Solar, LLC (“SDS” or “Direct Solar”) served a complaint (the “Company Complaint”) in the United States District Court for the District of Arizona against Pablo Diaz Curiel, Kjelsey Johnson, and Brian Odle alleging, amongst other things, that the aforementioned individuals: (i) Interference with Direct Solar America’s existing and prospective business opportunities; (ii) Made unauthorized use of, claims of ownership, and/or offers for sale under direct Solar America’s commercial identity; (iii) Misappropriated trade secrets of Direct Solar America; (iv) Breach of the Asset Purchase Agreement originally entered into between the Company and Mr. Diaz and Ms. Johnson (Mr. Diaz and Ms. Johnson); and (v) Breach of the Employment Agreement originally entered into between Direct Solar America and Mr. Diaz.

Also on July 9, 2021 the Company was served with a Complaint by Mr. Diaz (and certain other parties) against the Company and certain officers (and former officers) of the Company (the “Diaz Complaint”). On August 11, 2021, an Order was issued consolidating the Company Complaint and the Diaz Complaint which results in the two legal actions being consolidated into one matter, and requiring Defendants to refile their Complaint as a counterclaim. A Counterclaim was submitted by Pablo Diaz Curiel, Kjelsey Johnson, Elijah Chaffino, Dan Shikiar, Jagusa Holdings, Inc. and Brian Odle against the Company and SDS, Greg Lambrecht, Wil Ralston and Corey Lambrecht. The Counterclaim includes but is not limited to the following material allegations: (i) violation of Section 10b-5 of the Exchange Act; (ii) Breach of Contract; (iii) Tortious Interference; (iv) Breach of Fiduciary Duty; (v) Unlawful diversion of ownership, earnings and monies; (vi) Intentional Misrepresentations; and (vii) Engaging in a pattern and practice of acquisitions based on false promises. The Counterclaim was filed September 11, 2021.

On July 14, 2021, the Company filed a First Amended Complaint adding parties Solar Integrated Roofing Corporation, USA Solar Network, LLC, David Massey, Christa Berume and Jessica Hernandez in addition to Pablo Diaz Curiel, Kjelsey Johnson and Brian Odle as defendants. In the First Amended Complaint, the Company alleges (amongst other things) that the defendants: (i) Misappropriated trade secrets; (ii) Breached the Asset Purchase Agreement (Mr. Diaz and Ms. Johnson); (iii) Breached the Employment Agreement (Mr. Diaz); (iv) Breached the Implied Covenant of Good Faith and Fair Dealing (Mr. Diaz and Ms. Johnson); (v) Breached Fiduciary Duties (Mr. Diaz); (vi) Engaged in Unfair Competition; (vii) Violated the Arizona Uniform Trade Secrets Act; (viii) Intentionally Interfered with Contract/Business Expectancy; (ix) Converted assets of the Company; (x) Were Unjustly Enriched; and (xi) Committed Violations of the Lanham Act. On August 27, 2021, the Company filed a Second Amended Compliant which includes additional causes of action including Copyright Infringement (USA Solar Network, LLC) and Defamation (Mr. Diaz).

On September 10, 2021 Solar Integrated Roofing Corporation, USA Solar Network, LLC and David Massey filed a motion to dismiss the claims as it relates to such parties.

Equity Incentive Plan

On January 30, 2020, the Company adopted the 2019 Equity Incentive Plan (the “Plan”) to provide additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons. As of the date of this report the Company has not issued any awards under the Plan.

NOTE 9 – REVENUE CLASSES AND CONCENTRATIONS

Selected financial information for the Company’s operating revenue for disaggregated revenue purposes are as follows:

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2021	2020

Revenue by product/service lines:

Retail	$398,471	$55,937
Distribution	14,569	108,394
Services	554,672	2,331,297
Total	$967,712	$2,495,628

Revenue by subsidiary:

Singlepoint (parent company)	$28,428	$162,574
Direct Solar America	448,267	2,301,203
DIGS	34,217	31,851
Energy Wyze	106,405	-
Box Pure Air	350,395	-
Total	$967,712	$2,495,628

No customer represented more than 10% of the Company’s accounts receivable balance as of September 30, 2021. Three customers represented approximately 78%, 23% and 12%, respectively of the Company’s accounts receivable balance as of September 30, 2020. No customer comprised more than 10% of the Company’s revenue for nine months ended September 30, 2021 or 2020.

NOTE 10 – SUBSEQUENT EVENTS

On October 7, 2021, 97,108 shares of Series A Preferred Stock were converted into 2,427,700 shares of common stock. On October 12, 2021, 75 shares of Series B Preferred Stock were converted into 661,765 shares of common stock. On October 22, 2021, 743,711 shares of common stock were issued pursuant to existing agreements. On November 8, 2021, 809,110 shares of common stock were issued pursuant to the S-1 Equity Line terms.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a company focused on providing renewable energy solutions and energy-efficient applications to drive the highest quality healthy living. Our current core subsidiaries specialize in solar energy and air purification. We have built and continue to build our portfolio through synergistic acquisitions, strategic partnerships, and products to establish a diversified holding base. The Company’s initial focus is on solar energy, and we are committed to building a foundation for future expansion opportunities. In addition to building brands based on technology solutions we believe will increase efficiencies across various markets, we strive to create long-term value for our shareholders by helping our partner companies to increase their market penetration, grow revenue and improve cash flow. To assist in our focus on healthy living, we intend to spin-off additional assets or non-core subsidiaries in the future.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended September 30, 2021.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the period ended September 30, 2021.

Results of Operations

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Comparison of the Three Months Ended September 30, 2021 with the Three Months Ended September 30, 2020

Revenue. For the three months ended September 30, 2021, we generated revenues of $273,877 as compared to $1,025,129 for the three months ended September 30, 2020. The decrease of revenue was due primarily to lower solar revenues resulting from the implementation of a new business model.

Cost of Revenues. For the three months ended September 30, 2021 cost of revenue decreased to $217,923 from $796,459 for the three months ended September 30, 2020. The decrease was mainly due to the decrease in revenue for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Consulting fees. For the three months ended September 30, 2021, consulting fees decreased to $8,101 from $75,477 for the three months ended September 30, 2020, primarily due to reduced utilization of consultants during the three months ended September 30, 2021.

Professional and legal fees. For the three months ended September 30, 2021, professional and legal fees increased to $496,230 from $75,732 for the three months ended September 30, 2020, primarily due to increased corporate and acquisition activities during the three months ended September 30, 2021.

Investor Relations. For the three months ended September 30, 2021, investor relations expense increased to $153,495 from $25,816 for the three months ended September 30, 2020, primarily as a result of increased use of investor relation services during the three months ended September 30, 2021.

General and Administrative Expenses. Our general and administrative expenses increased to $926,176 for the three months ended September 30, 2021 from $651,341 for the three months ended September 30, 2020. The increase was primarily due to increase overhead through acquisitions and employee growth.

Other Income (Expenses). For the three months ended September 30, 2021, other income was $264,058 compared to other expenses of $235,960 for the three months ended September 30, 2020. The decrease in other expenses was primarily due to $0 amortization of debt discounts for the three months ended September 30, 2021, compared to $710,314 in the same period a year ago. This was partially offset by warrant expense of $322,338 for three months ended September 30, 2021 compared to $0 in the same period a year ago, and the gain on settlement of debt for PPP loan forgiveness of $623,370 in the three months ended September 30, 2021 compared to no gain or loss recognized during the three months ended September 30, 2020.

Net Loss. The Company’s net loss attributable to Singlepoint Inc stockholders was $1,409,427 compared to $763,445 for the three months ended September 30, 2021 and 2020, respectively. The increase in net loss was mainly due to the increase in general and administrative expenses and other operating expenses offset by loan forgiveness.

Comparison of the Nine Months Ended September 30, 2021 with the Nine Months Ended September 30, 2020

Revenue. For the nine months ended September 30, 2021, we generated revenues of $967,712 as compared to $2,495,628 for the nine months ended September 30, 2020. The decrease of revenue was due primarily to lower solar revenue.

Cost of Revenues. For the nine months ended September 30, 2021, cost of revenue decreased to $824,994 from $1,852,661 for the nine months ended September 30, 2020. The decrease was mainly due to the decrease in solar revenue.

Consulting fees. For the nine months ended September 30, 2021, consulting fees decreased to $136,976 from $249,414 for the nine months ended September 30, 2020, primarily due to decreased utilization of consultants during the nine months ended September 30, 2021.

Professional and Legal Fees. For the nine months ended September 30, 2021, professional and legal fees increased to $854,768 from $247,346 for the nine months ended September 30, 2020, primarily due to increased activity surrounding acquisitions and regulatory filings.

Investor Relations. For the nine months ended September 30, 2021, investor relations expense increased to $432,451 from $88,968 for the nine months ended September 30, 2020, primarily as a result of increased use of investor relations consultants.

General and Administrative Expenses. Our general and administrative expenses increased to $2,490,732 for the nine months ended September 30, 2021 from $2,031,870 for the nine months ended September 30, 2020. The increase was primarily a result of increased overhead from acquisitions and employee growth.

Other Income (Expense). For the nine months ended September 30, 2021, other income was $2,935, compared to other expenses of $2,003,406 for the nine months ended September 30, 2020. The decrease in other expenses was primarily due to the $1,789,688 amortization of debt discounts during the nine months ended September 30, 2020 and a gain on settlement of debt of $474,622 during the nine months ended September 30 2021.

Net Loss. The Company’s net loss attributable to Singlepoint Inc stockholders was $3,549,646 and $3,709,666 for the nine months ended September 30, 2021 and 2020, respectively. The decrease in net loss was mainly due to the decrease in debt discount amortization during the nine months ended September 30, 2021, partially offset by an increase in general and administrative expenses and gain on settlement of debt for the same period.

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

The Company had $865,815 in cash as of September 30, 2021. The Company had total stockholders’ equity of approximately $99,271 as of September 30, 2021. As of September 30, 2021, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to maintain profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

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

Operating Activities

Cash flow used in operating activities – Net cash used in operating activities was $3,651,416 for the nine months ended September 30, 2021 primarily as a result of our net loss attributable to Singlepoint Inc stockholders of $3,551,166. Net cash used in operating activities for the nine months ended September 30, 2020 was $1,398,978 primarily as a result of our net loss attributable to Singlepoint Inc stockholders of $3,709,666, offset partially by non-cash amortization of debt discounts of $1,789,688 and accrued expenses of $648,042.

Investing Activities

Cash flow used in investing activities – The Company paid $25,000 in expenses related to potential acquisitions and invested $16,702 in property, plant and equipment during the nine months ended September 30, 2021. The Company received cash of $25,000 for the return of an investment during the nine months ended September 30, 2020.

Financing Activities

Cash flow from financing activities – During the nine months ended September 30, 2021, our financing activities provided cash of $4,360,460 primarily from proceeds of issuance of common and preferred stock, in addition to proceeds from short-term and long-term notes payable. During the nine months ended September 30, 2020, our financing activities provided cash of $1,306,211 primarily from proceeds from advances from a related party of $355,000, proceeds from short-term notes payable of $332,737, and proceeds from the issuance of convertible notes of $320,500.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

During the three months ended September 30, 2021, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Based on that evaluation, our management, including our President and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2021 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2021, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On July 9, 2021 the Company and Singlepoint Direct Solar, LLC (“SDS” or “Direct Solar”) served a complaint (the “Company Complaint”) in the United States District Court for the District of Arizona against Pablo Diaz Curiel, Kjelsey Johnson, and Brian Odle alleging, amongst other things, that the aforementioned individuals: (i) Interference with Direct Solar America’s existing and prospective business opportunities; (ii) Made unauthorized use of, claims of ownership, and/or offers for sale under direct Solar America’s commercial identity; (iii) Misappropriated trade secrets of Direct Solar America; (iv) Breach of the Asset Purchase Agreement originally entered into between the Company and Mr. Diaz and Ms. Johnson (Mr. Diaz and Ms. Johnson); and (v) Breach of the Employment Agreement originally entered into between Direct Solar America and Mr. Diaz.

On July 14, 2021, the Company filed a First Amended Complaint adding parties Solar Integrated Roofing Corporation, USA Solar Network, LLC, David Massey, Christa Berume and Jessica Hernandez in addition to Pablo Diaz Curiel, Kjelsey Johnson and Brian Odle as defendants. In the First Amended Complaint, the Company alleges (amongst other things) that the defendants: (i) Misappropriated trade secrets; (ii) Breached the Asset Purchase Agreement (Mr. Diaz and Ms. Johnson); (iii) Breached the Employment Agreement (Mr. Diaz); (iv) Breached the Implied Covenant of Good Faith and Fair Dealing (Mr. Diaz and Ms. Johnson); (v) Breached Fiduciary Duties (Mr. Diaz); (vi) Engaged in Unfair Competition; (vii) Violated the Arizona Uniform Trade Secrets Act; (viii) Intentionally Interfered with Contract/Business Expectancy; (ix) Converted assets of the Company; (x) Were Unjustly Enriched; and (xi) Committed Violations of the Lanham Act. On August 27, 2021, the Company filed a Second Amended Compliant which includes additional causes of action including Copyright Infringement (USA Solar Network, LLC) and Defamation (Mr. Diaz).

On September 10, 2021 Solar Integrated Roofing Corporation, USA Solar Network, LLC and David Massey filed a motion to dismiss the claims as it relates to such parties. The Company and SDS opposed this Motion. As of October 19, 2021, this motion is fully briefed and awaits a decision from the Court.

Also on July 9, 2021 the Company was served with a Complaint by Mr. Diaz and certain other parties (“Diaz Complaint”) against the Company and certain officers (and former officers) of the Company (collectively, “Company Parties”). On August 11, 2021, an Order was issued consolidating the Company Complaint and the Diaz Complaint which results in the two legal actions being consolidated into one matter, and requiring Defendants to refile their Complaint as a counterclaim. A Counterclaim was submitted by Pablo Diaz Curiel, Kjelsey Johnson, Elijah Chaffino, Dan Shikiar, Jagusa Holdings, Inc. and Brian Odle against the Company and SDS, Greg Lambrecht, Wil Ralston and Corey Lambrecht. The Counterclaim was filed September 11, 2021 but was later amended on October 12, 2021 by agreement of the Parties. The Verified First Amended Complaint alleges thirteen causes of action against Company, SDS and certain officers (and former officers) of the Company and SDS, including: (i) Breach of Contract, (ii) Breach of the Covenant of Good Faith and Fair Dealing; (iii) nonpayment of wages; (iv) accounting and receivership; (v) violation of Section 10b-5 of the Exchange Act; (vi) fraud; (vii) conversion; (viii) negligent misrepresentation; (ix) conspiracy; and (x) unjust enrichment. Defendants purport to bring some these claims individually and derivatively on behalf of SDS.

On October 19, 2021, the Company Parties filed two Motions: one seeking to compel Mr. Diaz’s employment claims to arbitration and another seeking to dismiss several of Defendants’ counterclaims, including the derivative claims and fraud-related claims, for failure to comply with applicable procedural rules or otherwise state a claim for relief against the Company Parties. Defendants opposed both Motions. As of November 8, 2021, the Motions are fully briefed and await a decision from the Court.

Item 1A. Risk Factors

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2021, the Company issued an aggregate of 6,166,826 shares of common stock related to warrants, conversion of preferred shares, and services previously accrued.

In issuing the securities set forth above, we relied on the registration exemption provided for in Rule 506 of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Name of Exhibit
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

SINGLEPOINT INC.

Dated: November 15, 2021	By:	/s/ William Ralston
William Ralston
Chief Executive Officer, Director

