Form 10-K
period 2021-12-31
SinglePoint Inc.
filed 2022-03-31
CIK 1443611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of the common equity, as of the last business day of the registrants most recently completed second fiscal quarter was $23,582,385.

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 29, 2022, the Company had 68,271,239 outstanding shares of its common stock, par value $0.0001.

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

2

PART I

Item 1. Business

We are a company focused on providing renewable energy solutions and energy-efficient applications to drive better health and living. We currently have core subsidiaries including solar and air purification. We built our portfolio through synergistic acquisitions, and partnerships to provide a rich, diversified holding base. The Company’s initial focus is on solar energy, and we are committed to building a foundation for future expansion opportunities and building brands based on technology solutions we believe will increase efficiencies across various markets. We strive to create long-term value for our shareholders by helping our partner companies to increase their market penetration, grow revenue and improve cash flow. We currently have the following subsidiaries, SinglePoint Direct Solar LLC (“Direct Solar America”, 51% interest), Box Pure Air LLC (“Box Pure Air”, 51% interest), EnergyWyze LLC (“EnergyWyze”), Discount Indoor Garden Supply, Inc. (“DIGS”, 90% interest), and ShieldSaver, LLC (“ShieldSaver”, 51% interest). Our principal offices are located at 2999 North 44th Street Suite 530, Phoenix, AZ 85018, telephone: (888) 682-7464. We intend to spin-off or sell additional assets or non-core subsidiaries in the future.

Our Core Businesses

SinglePoint Direct Solar, LLC (“Direct Solar America”)

In May 2019 the Company formed Direct Solar America, and owns fifty one percent of the membership interests. Direct Solar America is a solar brokerage company headquartered in Phoenix, Arizona that currently works with homeowners to define the solar solution for their needs in multiple cities around the United States. Their unique brokerage model is scalable nationally and has previously reported that it had the ability through its partnerships to originate solar based sales in up to 38 states. Beginning in June 2021, coinciding with a senior management change and the revision of contracts with a majority of our dealer and installation providers, Direct Solar America has significantly reduced the number of states potentially serviced within the addressable sales footprint to approximately 11 states that can be actively serviced by our partners and providers. We have resumed onboarding of service providers and are again expanding into additional markets as we build a national sales footprint. In addition to the resumption of the multistate expansion of the residential solar brokerage model, Direct Solar America has identified market opportunities related to small and medium commercial solar projects and has committed staff and resources, adding to its core business competencies to pursue these types of underserved commercial solar opportunities. The majority of the targeted projects are comprised of commercial buildings, schools, and parking lot structures looking for solar based solutions that offset and reduce traditional energy consumption through a green solution that saves them money while reducing their impact on the planet.

Box Pure Air

In February 2021 the Company acquired fifty-one percent (51%) of Box Pure Air, LLC, an emerging industry leader in high-proficiency air purification technology. Box Pure Air is a distributor of industrial grade high-efficiency air purification products designed and manufactured to improve indoor air quality. Our products are engineered and designed to exceed the national standards of indoor air quality by following CDC requirements for air ventilation utilizing HEPA certified filters and incorporating proven antimicrobial technologies. Box Pure Air sells and distributes AIRBOX™ Air Purifier product line, an industrial and commercial grade suite of products made in the United States. Learn more at www.boxpureair.com.

Other Businesses

EnergyWyze, LLC (“EnergyWyze”)

In January 2021 the Company acquired EnergyWyze, LLC, a premiere digital and direct marketing firm focused on customer centric lead generation in the solar energy industry. EnergyWyze provides software and services to solar and renewable energy companies. EnergyWyze currently operates a consumer-centric site at www.energywyze.com and its subscription based solar specific CRM business at www.solarcxm.com.   EnergyWyze is led by experienced marketers and is focused on becoming an emerging industry leader providing qualified preset appointments to the nation's leading solar installation companies.

Non-Core Businesses

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

Discount Indoor Garden Supplies, Inc. (“DIGS”)

The Company owns ninety percent (90%) of the outstanding interests of DIGS, a California-based supplier of cultivation equipment that fulfills orders nationwide. DIGS has focused on providing products and services within the agricultural industry designed to improve yields, efficiencies, and profitability. They provide hydroponic supplies and nutrients to commercial agricultural business and individual farmers. DIGS operates an online store, and sells nutrients, lights, and HVAC systems, among other products, to individuals that are interested in horticulture. They also fulfill and distribute products to businesses and stores in the southern California market. DIGS has historically provided manufacturing services out of its leased facility in Carlsbad, CA. The manufacturing supports developing and wholesaling private labelled product for clients as well as our inhouse branding efforts.

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

We market and sell our services to small- and medium-sized businesses. In order for us to improve our operating results and continue to grow our business, it is important that we continually attract new customers, sell additional services to existing customers, and encourage existing customers to renew their subscriptions. However, selling to and retaining small- and medium- sized businesses can be more difficult than selling to and retaining large enterprises because small- and medium-sized business customers:

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

We do not expect that our existing cash balances will be sufficient to meet our working capital and capital expenditure needs for the next twelve months. If we choose to raise additional funds, due to unforeseen circumstances or material expenditures, we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all, and any additional financings could result in additional dilution to our existing stockholders.

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

We are involved in claims or litigations that may result in adverse outcomes.

Due to the nature of our business from time to time we may be involved in a variety of claims or litigations. We are currently in litigation with the former Manager of our subsidiary Direct Solar America (along with other parties). The litigation is in its early stages and we are unable to determine the likelihood of success in this matter. In the event we lose this litigation our business and financial position could be materially adversely affected.

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

There is substantial doubt about our ability to continue as a going concern

We have not generated any profit from combined operations since our inception. We expect that our operating expenses will increase over the next twelve months to continue our development activities. Based on our average monthly expenses and current burn rate, we estimate that our cash on hand as of December 31, 2021, will not sufficiently support our operation for the next twelve months. We do not expect to raise capital through debt financing from traditional lending sources since we are not currently generating a profit from operations. Therefore, we only expect to raise money through equity financing via the sale of our common stock or equity-linked securities such as convertible debt. If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. If we are unsuccessful in raising additional financing, we may need to curtail, discontinue, or cease operations.

Risks Related to Employee Matters and Managing Growth

Our future success depends on our ability to retain our key executives and to attract, retain and motivate qualified personnel.

We have been highly dependent on our Executive Officers, as well as the other principal members of our management team. Although we have entered into employment agreements with Mr. Ralston and Mr. Lambrecht providing for certain benefits, including severance in the event of a termination without cause, these agreements do not prevent them from terminating their employment with us at any time. We do not maintain "key person" insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives. The unexpected loss of the services of one or more of our directors or executive officers and/or advisors including due to disease (such as COVID-19), disability or death, could have a detrimental effect on us.

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

We currently have outstanding two classes of stock, common stock and preferred stock, and there are four classes of preferred stock. The holders of our Class A Convertible Preferred Stock are entitled to super voting and super converting rights, and the holders of our other Classes of Preferred Stock have certain preferred rights in connection with future actions we may take (as discussed herein and contained in the Certificate of Designation for such Class of Preferred Stock). As a result of the rights our preferred stockholders have, we may not be able to undertake certain corporate transactions, including equity or debt offerings necessary to raise sufficient capital to run our business, change of control transactions or other transactions that may otherwise be beneficial to our businesses These provisions may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which our common stockholders might otherwise receive a premium price for their shares. The market price of our common stock could be adversely affected by the rights of our preferred stockholders.

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

Our executive officers and directors hold approximately 22,309,285 shares of our Class A Convertible Preferred Stock (each share votes as the equivalent of 50 shares of common stock on all matters submitted for a vote by the common stockholders), and as such, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act collectively, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

We may, in the future, issue instruments which are convertible into shares of common stock, which will result in additional dilution.

We may need to issue instruments convertible into shares of common stock in the future. In the event that these convertible instruments are converted into shares of common stock, or that we make additional issuances of convertible or exchangeable securities, you could experience additional dilution. Furthermore, we cannot assure you that we will be able to issue shares or other securities in any other offering at a price per share that is equal to or greater than the price per share paid by investors or the then current market price.

Item 1B. Unresolved Staff Comments.

The Company is neither an accelerated ﬁler nor a large accelerated ﬁler, as deﬁned in Rule 12b-2 of the Exchange Act (§240.12b-2 of this chapter), nor is it a well-known seasoned issuer as deﬁned in Rule 405 of the Securities Act (§230.405 of this chapter), and as such is not required to provide the information required by this item.

Item 2. Properties.

The Company leases approximately 1,400 square feet of office space at 2999 North 44th Street, Phoenix, Arizona 85018, through January 31, 2023, at a monthly base rent of $3,688 through February 2022, then increasing to $3,758 per month beginning February 2022.

Box Pure Air, LLC leases approximately 1,653 square feet of office and warehouse space at 145 King Street, Charleston, South Carolina 29401, at a monthly base rent of $4,408.  The lease term is month to month.

On July 2, 2019, the Company executed a lease agreement for an industrial building space in California for 24 months at base rent of $2,400 per month through June 30, 2021, upon which the lease expired. The Company no longer leases this space.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as discussed below are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

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

Also on July 9, 2021, the Company was served with a Complaint by Mr. Diaz (and certain other parties) against the Company and certain officers (and former officers) of the Company (the “Diaz Complaint”). On August 11, 2021, an Order was issued consolidating the Company Complaint and the Diaz Complaint which results in the two legal actions being consolidated into one matter and requiring Defendants to refile their Complaint as a counterclaim. A Counterclaim was submitted by Pablo Diaz Curiel, Kjelsey Johnson, Elijah Chaffino, Dan Shikiar, Jagusa Holdings, Inc. and Brian Odle against the Company and SDS, Greg Lambrecht, Wil Ralston and Corey Lambrecht. The Counterclaim includes but is not limited to the following material allegations: (i) violation of Section 10b-5 of the Exchange Act; (ii) Breach of Contract; (iii) Tortious Interference; (iv) Breach of Fiduciary Duty; (v) Unlawful diversion of ownership, earnings, and monies; (vi) Intentional Misrepresentations; and (vii) Engaging in a pattern and practice of acquisitions based on false promises. The Counterclaim was filed September 11, 2021.

On July 14, 2021, the Company filed a First Amended Complaint (the “FAC”) adding parties Solar Integrated Roofing Corporation (SIRC), USA Solar Network, LLC, David Massey, Christina Berume and Jessica Hernandez in addition to Pablo Diaz Curiel, Kjelsey Johnson and Brian Odle as defendants. In the FAC, the Company alleges (amongst other things) that the defendants: (i) Misappropriated trade secrets; (ii) Breached the Asset Purchase Agreement (Mr. Diaz and Ms. Johnson); (iii) Breached the Employment Agreement (Mr. Diaz); (iv) Breached the Implied Covenant of Good Faith and Fair Dealing (Mr. Diaz and Ms. Johnson); (v) Breached Fiduciary Duties (Mr. Diaz); (vi) Engaged in Unfair Competition; (vii) Violated the Arizona Uniform Trade Secrets Act; (viii) Intentionally Interfered with Contract/Business Expectancy; (ix) Converted assets of the Company; (x) Were Unjustly Enriched; and (xi) Committed Violations of the Lanham Act. On August 27, 2021, the Company filed a Second Amended Compliant which includes additional causes of action including Copyright Infringement (USA Solar Network, LLC) and Defamation (Mr. Diaz).

On September 10, 2021, Solar Integrated Roofing Corporation, USA Solar Network, LLC and David Massey filed a motion to dismiss the claims as it relates to such parties.

On February 22, 2022, a Senior Judge  signed the order stating that Defendants SIRC and Massey's Motion to Dismiss  was granted in part and denied in part. With respect to Defendant Massey, the Court dismissed all claims against him for lack of personal jurisdiction. With respect to Defendant SIRC, the Court dismissed the following claims from the Second Amended Complaint  under Federal Rule of Civil Procedure 12(b)(6): (a) unfair competition (count seven); (b) intentional interference with contract/business expectancy (count nine); (c) conversion (count ten); and (d) unjust enrichment (count eleven). The remaining claims against Defendant SIRC survived the Motion to Dismiss and remain before the Court. The court ordered that Plaintiffs' Motion to Compel Arbitration of all of Defendant Diaz's counterclaims under his Employment Agreement with SDS was granted. The Court ordered the dismissal of the following claims from the FAC: count three in its entirety, count six as to Defendant Diaz, and counts five, nine, ten, eleven, and thirteen as to Diaz, to the extent those claims are based on Diaz's rights and responsibilities under the Employment Agreement subject to arbitration. The court further ordered that Counterdefendants' Motion to Dismiss  was granted in part and denied in part.

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

Quarterly period	High	Low
Fiscal year ended December 31, 2021:
First Quarter	$6.6602	$0.1950
Second Quarter	$2.4600	$0.5000
Third Quarter	$0.5599	$0.1801
Fourth Quarter	$0.2300	$0.0503

Fiscal year ended December 31, 2020:
First Quarter	$0.9750	$0.3000
Second Quarter	$0.5550	$0.3150
Third Quarter	$0.4050	$0.1875
Fourth Quarter	$0.4275	$0.1725

On March 26, 2021, we affected a 1 for 75 reverse stock splits of our common stock. At the effective time of the reverse stock split, every 75 shares of issued and outstanding common stock were converted into one (1) share of issued and outstanding common stock. The number of authorized shares and the par value per share of the common stock and the number of authorized or issued and outstanding shares of the Company’s preferred stock remained unchanged. The reverse stock split did not cause an adjustment to the par value or the authorized shares of the common stock.

Holders

As of December 31, 2021, there were 58,785,924 shares of common stock outstanding, which were held by approximately 187 record holders. In addition, there were 56,353,015 shares of our Class A Convertible Preferred Stock outstanding, which were held by six record holders, 48 shares of our Class B Convertible Preferred Stock outstanding, which were held by one record holder; 760 shares of our Class C Convertible Preferred Stock outstanding, which were held by one record holder, and 2,000 shares of our Class D Convertible Preferred Stock outstanding, which were held by one record holder.

Dividends

Through December 31, 2021, except for dividends due on our Preferred Stock, we have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended December 31, 2021, there were no sales by the Company (which have not been included in a Quarterly Report on Form 10Q or in a Current Report on Form 8-K) that were not registered under the Securities Act.

Securities authorized for issuance under equity compensation plans

Information about our equity compensation plans is incorporated herein by reference to Item 11 of Part III of this Annual Report on Form 10-K.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those discussed below and elsewhere in this Annual Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

We are focused on providing renewable energy solutions and energy-efficient applications to drive better health and living. We currently have core subsidiaries including solar and air purification. We built our portfolio through synergistic acquisitions, and partnerships to provide a rich, diversified holding base. The Company’s initial focus is on solar energy and we are committed to building a foundation for future expansion opportunities and building brands based on technology solutions we believe will increase efficiencies across various markets. We strive to create long-term value for our shareholders by helping our partner companies to increase their market penetration, grow revenue and improve cash flow and that complement our desire to build a comprehensive national renewable energy network. The Company is actively looking for and executing on strategic initiatives to sell, partner with or spin-off other non-renewable energy related assets.

Results from Operations – For the year ended December 31, 2021, as compared to December 31, 2020.

Net Revenue

For the years ended December 31, 2021, and 2020, the Company had total sales of $808,902 and $2,878,161, respectively. The decrease in revenues was due primarily to lower solar revenues resulting from the implementation of a new business model.

Cost of Revenue

For the years ended December 31, 2021, and 2020, cost of revenue was $736,746 and $2,204,391, respectively. The decrease was due primarily to the decreased revenues from our solar division.

Gross Profit

As a result of the foregoing, our gross profit was $72,156 for the year ended December 31, 2021, compared with $673,770, for the year ended December 31, 2020. The decrease in our overall gross profit was primarily a result of lower revenues from our solar division.

Operating Expenses

For the years ended December 31, 2021, and 2020, total operating expenses were $5,687,490 and $3,972,882, respectively. The increase was primarily due to an increase in professional and legal fees, impairment of goodwill, and investor relations, partially offset by a decrease in consulting fees. Professional and legal fees were $1,027,376 in 2021, compared to $316,239 in 2020, an increase of $711,137. The increase was due primarily to legal fees related to the Direct Solar legal matter, and acquisition activity. Impairment of goodwill was $680,772 in 2021 and related to Direct Solar, compared $0 in 2020. Investor relations expense was $539,195 in 2021, compared to $181,637 in 2020, an increase of $357,558.  The increase in investor relations expenses was primarily due to increased investor relations activity during the year.

Other Expense

For the years ended December 31, 2021, and 2020, other expense was $148,613 and $1,145,393, respectively.  The decrease was due primarily to $16,772 of amortization of debt discounts in 2021 compared to $2,174,273 in 2020, partially offset by a loss of $76,627 in 2021 on change in fair value of derivative liability and equity securities compared to a gain in 2020 of $1,552,249.

Net Loss

For the years ended December 31, 2021, and 2020, net loss was $5,763,947 and $4,444,505, respectively. The increase in net loss is primarily a result of lower revenues and higher operating costs in 2021, partially offset by lower “other expense” in 2021 compared to 2020.

Liquidity and Capital Resources

As of December 31, 2021, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to achieve profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

To continue operations for the next 12 months we will have a cash need of approximately $3.0 million. Should we not be able to fulfill our cash needs through the increase of revenue we will need to raise money through outside investors through convertible notes, debt or similar instrument(s). The Company plans to pay off current liabilities through sales and increasing revenue through sales of Company services and or products, or through financing activities as mentioned above, although there is no guarantee that the Company will ultimately do so.

Advances from Officer

On May 18, 2021, the Company entered into a Separation Agreement and General Release (the “Separation Agreement”) with Gregory Lambrecht, former executive officer and director of the Company.  Pursuant to the Separation Agreement Mr. Lambrecht resigned as an officer and director of the Company and agreed to terminate his employment agreement with the Company.  The Company agreed to pay Mr. Lambrecht $764,480 due in unpaid accrued compensation and $606,372 in indebtedness plus accrued interest through the date of the Agreement (the “Accrued Debt”) as follows: (i) the Company agreed to issue Mr. Lambrecht 362,987 shares of Common Stock (with standard restrictive legend) valued at $0.75 per share, equaling $272,240, (ii) the Company agreed to pay Mr. Lambrecht  $250,000 within two business days of the date of the Separation Agreement, and (iii) the remaining amount of Accrued Debt of $848,612 will be satisfied through the issuance by the Company of a promissory note (the “Note”).  The Note provides for ten percent (10%) per annum interest commencing as of August 1, 2021.  The monthly payment amount of principal and interest shall be $21,523, with the first payment of $21,523 due September 1, 2021, and a final payment amount of $21,523 due on August 1, 2025. At December 31, 2021, the balance due was $804,896.

Our cash flows for the year ended December 31, 2021, and 2020 are summarized below:

	Year Ending December 31, 2021	Year Ending December 31, 2020
Net cash used in operating activities	$(4,831,629)	$(1,955,379)
Net cash provided by (used in) investing activities	$(44,700)	$25,000
Net cash provided by financing activities	$4,869,341	$2,018,724
Net Change in Cash	$(6,988)	$88,345
Cash at beginning of year	$198,473	$110,128
Cash at end of year	$191,485	$198,473

Net Cash Used in Operating Activities

For the year ended December 31, 2021, $4,831,629 net cash was used in operating activities due primarily from our net loss of $5,373,015.

Net Cash Provided in Investing Activities

We had $44,700 net cash used in investing activities for acquisition related expenses and purchases of property, plant, and equipment, in the year ended December 31, 2021, compared to $25,000 net cash provided by investing activities for the year ended December 31, 2020.

Net Cash Provided by Financing Activities

For the year ended December 31, 2021, net cash provided by financing activities was $4,869,341 compared to $2,018,724 for the year ended December 31, 2020. The increase was primarily due to proceeds from long-term notes payable and proceeds from the sale of preferred stock Classes C and D.

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

Loss Contingencies

The Company is subject to various loss contingencies arising in the ordinary course of business. The Company considers the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as its ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when management concludes that it is probable that an asset has been impaired, or a liability has been incurred and the amount of the loss can be reasonably estimated. The Company regularly evaluates current information available to us to determine whether such accruals should be adjusted.

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

None.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Singlepoint Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Singlepoint Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Turner, Stone & Company, L.L.P.

We have served as the Company’s auditor since 2017.

Dallas, Texas

March 31, 2022

SINGLEPOINT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS
CURRENT ASSETS:
Cash	$191,485	$198,473
Accounts receivable, net	90,763	3,368
Prepaid expenses	40,847	4,834
Inventory	70,250	63,456
Note receivable from related party	63,456	-
Current portion of deferred compensation, net of discount	60,373	-

Total Current Assets	517,174	270,131

NON-CURRENT ASSETS:
Property, net	54,105	79,167
Investment, at fair value	-	623,637
Intangible assets, net	34,485	49,005
Goodwill	1,702,119	1,893,740
Deferred compensation, net of current portion	60,374	-

Total Assets	$2,368,257	$2,915,680

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
CURRENT LIABILITIES:
Accounts payable, including related party	$231,816	$245,362
Accrued expenses, including accrued officer salaries	512,214	1,661,208
Current portion of convertible notes payable, net of debt discount	10,500	2,434,226
Operating lease obligations, current portion	42,164	51,365
Advances from related party	415,068	1,151,946
Current Portion of notes payable, net of debt discount	1,020,350	372,232

Total Current Liabilities	2,232,112	5,916,339

LONG-TERM LIABILITIES:
Convertible notes payable, net of current portion	-	-
Operating lease obligations, net of current portion	5,353	47,517
Advances from related party, net of current portion	602,363	-
Long-term notes payable, net of debt discount	767,160	150,000

Total Liabilities	3,606,988	6,113,856

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT)
Undesignated preferred stock, par value $0.0001; 39,995,000 and 39,998,500
shares authorized as of December 31, 2021, and December 31, 2020, respectively;	-	-

Class A convertible preferred stock, par value $0.0001; 60,000,000 shares authorized; 56,353,015 and 60,000,000 shares issued and outstanding
as of December 31, 2021, and December 31, 2020, respectively	5,635	6,000

Class B convertible preferred stock, par value $0.0001; 1,500 shares
authorized; 48 and 408 shares issued and outstanding as of December 31, 2021, and	-	-
December 31, 2020, respectively

Class C convertible preferred stock, par value $0.0001; 1,500 and no shares
authorized as of December 31, 2021, and December 31, 2020, respectively;	-	-
760 and no shares issued and outstanding as of December 31, 2021, and December 31, 2020, respectively

Class D convertible preferred stock, par value $0.0001; 2,000 and no shares
authorized as of December 31, 2021, and December 31, 2020, respectively;	-	-
2,000 and no shares issued and outstanding as of December 31, 2021, and December 31, 2020, respectively

Common stock, par value $0.0001; 5,000,000,000 shares authorized;
58,785,924 and 33,075,711 shares issued and outstanding
as of December 31, 2021, and December 31, 2020, respectively	5,879	3,308

Additional paid-in capital	85,853,388	78,132,202
Accumulated deficit	(86,158,902)	(80,785,887)
Total Singlepoint Inc. stockholders' equity (deficit)	(294,000)	(2,644,377)
Non-controlling interest	(944,731)	(553,799)
Total Stockholders' Equity (Deficit)	(1,238,731)	(3,198,176)

Total Liabilities and Stockholders' Equity (Deficit)	$2,368,257	$2,915,680

The accompanying notes are an integral part of these consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2021	December 31, 2020

REVENUE	$808,902	$2,878,161

Cost of Revenue	736,746	2,204,391

Gross profit	72,156	673,770

OPERATING EXPENSES:
Consulting fees	204,446	363,701
Professional and legal fees	1,027,376	316,239
Investor relations	539,195	181,637
General and administrative	3,235,701	3,111,305
Impairment of goodwill	680,772	-

Operating expenses	5,687,490	3,972,882

LOSS FROM OPERATIONS	(5,615,334)	(3,299,112)

OTHER INCOME (EXPENSE):
Interest expense	(152,678)	(482,107)
Amortization of debt discounts	(16,772)	(2,174,273)
Gain (loss) on settlement of debt	513,909	(41,262)
Warrant Expense	(416,445)	-
Gain (loss) on change in fair value of derivative liability and equity securities	(76,627)	1,552,249

Other income (expense)	(148,613)	(1,145,393)

INCOME (LOSS) BEFORE INCOME TAXES	(5,763,947)	(4,444,505)

Income taxes	-	-

NET INCOME (LOSS)	(5,763,947)	(4,444,505)

Loss (income) attributable to non-controlling interests	390,932	410,788

NET INCOME (LOSS) ATTRIBUTABLE TO SINGLEPOINT INC. STOCKHOLDERS	$(5,373,015)	$(4,033,717)

Net income (loss) per share - basic	$(0.12)	$(0.14)

Weighted average number of common shares
outstanding - basic	43,847,537	29,456,402

The accompanying notes are an integral part of these consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock Class A Par Value $0.0001		Preferred Stock Class B Par Value $0.0001		Preferred Stock Class C Par Value $0.0001		Preferred Stock Class D Par Value $0.0001		Common Stock Par Value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in Capital	Accumulated Deficit	Non-controlling Interest	Stockholders' Equity (Deficit)

Balance, December 31, 2019	54,200,000	$5,420	-	$-	-	-	-	-	22,653,085	$2,266	$72,377,955	$(76,752,170)	$(143,011)	$(4,509,540)

Issuance of common shares for services									400,000	40	149,159			149,199
Issuance of common shares pursuant to investment agreement									4,266,667	427	812,149			812,576
Issuance of common shares for principal and accrued interest on notes									5,222,627	522	778,135			778,657
Issuance of preferred shares for services	7,400,000	740									554,260			555,000
Issuance of preferred shares for cash			408	-							408,000			408,000
Conversion of preferred shares	(1,600,000)	(160)							533,333	53	107			-
Settlement of derivative liability due to debt conversion										-	3,052,437			3,052,437

Net loss												(4,033,717)	(410,788)	(4,444,505)

Balance, December 31, 2020	60,000,000	$6,000	408	$-	-	-	-	-	33,075,711	$3,308	$78,132,202	$(80,785,887)	$(553,799)	$(3,198,176)

Issuance of common shares for services									335,106	34	94,974			95,008
Issuance of common shares for services previously accrued									87,776	9	51,266			51,275
Issuance of common shares for cash						-		-	4,210,577	421	540,478			540,899
Issuance of common shares for acquisition									168,350	17	414,134			414,151
Issuance of common shares for principal and accrued interest on notes									2,550,485	255	3,444,902			3,445,157
Issuance of preferred shares for cash					760	-	2,000	-			2,760,000			2,760,000
Conversion of preferred shares	(3,646,985)	(365)	(360)						10,913,576	1,091	(444)			282
Warrants converted to common shares									5,700,000	570	415,876			416,446
Rounding adjustment in connection with reverse split									1,744,343	174	-			174

Net loss												(5,373,015)	(390,932)	(5,763,947)

Balance, December 31, 2021	56,353,015	$5,635	48	$-	760	-	2,000	-	58,785,924	$5,879	$85,853,388	$(86,158,902)	$(944,731)	$(1,238,731)

The accompanying notes are an integral part of these consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2021		December 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Singlepoint Inc. stockholders		$(5,373,015)	$(4,033,717)

Adjustments to reconcile net loss to net cash used in operating activities
Loss attributable to non-controlling interests		(390,932)	(410,788)
Common stock issued for services		146,283	149,200
Depreciation		44,763	57,764
Amortization of intangibles		14,520	23,595
Amortization of debt discounts		16,772	2,174,273
Amortization of deferred compensation		105,652	-
(Gain) loss on change in fair value of equity securities		76,627	(1,552,249)
Goodwill impairment charge		680,772	-
(Gain) loss on debt settlement		(513,909)	41,264
Preferred stock issued for services		-	555,000
Common Stock issued for Warrants		416,444	-
Changes in operating assets and liabilities:
Accounts receivable		(87,395)	45,860
Prepaid expenses		(36,013)	19,593
Inventory		(70,250)	11,207
Accounts payable		(13,546)	77,423
Accrued expenses		151,597	886,196

NET CASH USED IN OPERATING ACTIVITIES		(4,831,629)	(1,955,379)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received for return on investment			25,000
Cash paid for acquisition related expenses		(25,000)
Cash paid for property, plant and equipment		(19,700)	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		(44,700)	25,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock		540,899	812,576
Proceeds from advances from related party		234,824	403,791
Proceeds from short-term notes payable		311,070	372,232
Proceeds from long-term notes payable		1,500,000	150,000
Payments on advances to related party		(64,569)	-
Payments on convertible notes payable		(75,000)	(389,638)
Payments on operating lease obligations		(51,365)	(58,737)
Proceeds from issuance of convertible notes		-	320,500
Payments on notes payable		(286,518)	-
Proceeds from sale of preferred stock - Class B		-	408,000
Proceeds from sale of preferred stock - Class C		760,000	-
Proceeds from sale of preferred stock - Class D		2,000,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES		4,869,341	2,018,724

NET CHANGE IN CASH		(6,988)	88,345

Cash at beginning of period		198,473	110,128

Cash at end of period		$191,485	$198,473

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid		$20,853	$-
Income tax paid		$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for accrued interest		$-	$15,420
Non-cash consideration given for acquisitions through issuance of common stock and notes payable		$511,706	$-
Original issue discount from issuance of notes payable		$-	$39,500
Common stock issued for conversion of debt and accrued interest		$3,172,918	$778,657
Recognition of debt discount attributable to derivative liability		$-	$984,801
Derivative liability settlements		$-	$3,052,437
Conversion of preferred stock to common stock		$282	$4,000
Derivative liability recognized from convertible debt		$-	$1,133,240
Inventory transferred to Related Party for Note Receivable		$63,456	$-
Investment in Jacksam transferred for reduction in Related Party debt		$547,010	$218,874
Non-cash portion of termination agreement removing accrued compensation and Related Party debt in exchange for stock and new Related Party note		$1,234,052	$-
Deferred stock compensation recognized for acquisitions		$450,000	$-
Derivative liability in excess of face value	$		$149,213
Discount recognized on deferred stock compensation for acquisitions		$110,402	$-

The accompanying notes are an integral part of these consolidated financial statements

SINGLEPOINT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Corporate History

On May 14, 2019, SinglePoint Inc. (“SinglePoint” or “the Company”) established a subsidiary, SinglePoint Direct Solar LLC (“Direct Solar America”), completing the acquisition of certain assets of Direct Solar LLC and AI Live Transfers LLC. The Company owns Fifty One Percent (51%) of the membership interests of Direct Solar America. On January 26, 2021, the Company acquired 100% ownership of EnergyWyze, LLC, a limited liability company (“EnergyWyze”) (See Note 3). On February 26, 2021, the Company purchased 51% ownership of Box Pure Air, LLC, (“Box Pure Air”) (See Note 3).

Business

We are a company focused on providing renewable energy solutions and energy-efficient applications to drive better health and living. We currently have core subsidiaries specialized in solar energy and air purification. We built our portfolio through synergistic acquisitions, and partnerships. The Company’s initial focus is on solar energy. Through technology solutions we believe we will increase efficiencies across various markets. We strive to create long-term value for our shareholders by helping our partner companies to increase their market penetration, grow revenue and improve cash flow. As of December 31, 2021, we have five subsidiaries, EnergyWyze LLC, 100% interest, Box Pure Air, 51% interest, Direct Solar America, 51% interest, Discount Indoor Garden Supply, Inc. (“DIGS”), 90% interest, and ShieldSaver, LLC (“ShieldSaver”), 51% interest. Our principal offices are located at 2999 North 44th Street Suite 530, Phoenix, AZ 85018, telephone: (888) 682-7464. In April 2021, we formalized and completed the spin-off of 1606 Corp. We intend to spin-off additional assets or non-core subsidiaries in the future.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2021, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As of December 31, 2021, the Company had $191,485 in cash.  The Company’s net losses incurred for the year ended December 31, 2021, were $5,373,015, and working capital deficit was $1,714,938 at December 31, 2021.

The Company’s ability to continue in existence is dependent on the Company’s ability to develop the Company’s businesses and to achieve profitable operations. Since the Company does not anticipate achieving profitable operations and/or adequate cash flows in the near term, management will continue to pursue additional debt and equity financing.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of Singlepoint, Direct Solar America, Box Pure Air, EnergyWyze, DIGS, and ShieldSaver as of December 31, 2021, and December 31, 2020, and for the years then ended. All significant intercompany transactions have been eliminated in consolidation.

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

Reverse Stock-split

On March 26, 2021, we affected a 1 for 75 reverse stock splits of our common stock. At the effective time of the reverse stock split, every 75 shares of issued and outstanding common stock were converted into one (1) share of issued and outstanding common stock. The number of authorized shares and the par value per share of the common stock and the number of authorized or issued and outstanding shares of the Company’s preferred stock remained unchanged. The reverse stock split did not cause an adjustment to the par value or the authorized shares of the common stock. As a result of the reverse stock split, the Company further adjusted the share amounts under its employee incentive plan which had no outstanding options and common stock warrant agreements with third parties. All disclosures of common shares and per common share data in the accompanying financial statements and related notes reflect this reverse stock split for all periods presented.

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

The Company uses three categories for disaggregated revenue classification:

(1)	Retail Sales (Box Pure Air, DIGS),

(2)	Distribution (1606 and related products through the date of the spin-off, DIGS) and,

(3)	Services Revenue (Direct Solar, EnergyWyze).

Additionally, the Company also disaggregates revenue by subsidiary:

(1)	Singlepoint (parent company)

(2)	Direct Solar America

(3)	EnergyWyze

(4)	Box Pure Air

Retail Sales. Our retail sales include our products sold directly to consumers, with sales recognized upon delivery of the product to the customer, with the customer taking risk of ownership and assuming risk of loss. Payment is due upon delivery. Box Pure Air provides advanced air purification devices to businesses and consumers. DIGS operates an online store and sells nutrients, lights, HVAC systems and other products to consumers

Distribution Revenue. Our distribution revenue includes Singlepoint’s 1606 (through the date of the spin-off), DIGS, and related product sales to third-party resellers with revenue recognized upon delivery of the product to the reseller, with the reseller taking risk of ownership and assuming risk of loss. Payment is due upon delivery or within 30 days of invoicing. Except for when sold direct to consumer upon which payment is due immediately.

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

Returns and other adjustments

The Company records an estimate for provisions of discounts, returns, allowances, customer rebates and other adjustments for each shipment, and are netted with gross sales.  The Company’s discounts and customer rebates are known at the time of sale and the Company appropriately debits net product revenues for these transactions based on the known discount and customer rebates.  The Company estimates for customer returns and allowances based on estimates of historical transactions and accounts for such provisions during the same period in which the related revenues are earned.  Customer discounts, returns and rebates on product revenues during the year ended December 31, 2021, and 2020 are not material.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of ninety days or less at the time of purchase to be cash equivalents. The Company maintains deposits in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had no deposits in excess of amounts insured by the FDIC as of December 31, 2021.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with the Accounting Standards Committee (“ASC”) 815 “Derivatives and Hedging”. It provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative financial instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or other expense. Upon conversion or exercise of a derivative financial instrument, the instrument is marked to fair value at the conversion date and is reclassified to equity. The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of notes redemption

Leases

ASC 842 requires recognition of leases on the consolidated balance sheets as right-of-use (“ROU”) assets and lease liabilities. ROU assets represent the Company’s right to use underlying assets for the lease terms and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value and future minimum lease payments over the lease term at commencement date. As the Company’s leases do not provide an implicit rate, the Company used its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. A number of the lease agreements may contain options to renew and options to terminate the leases early. The lease term used to calculate ROU assets and lease liabilities only includes renewal and termination options that are deemed reasonably certain to be exercised. The Company recognized lease liabilities, with corresponding ROU assets, based on the present value of unpaid lease payments for existing operating leases longer than twelve months. The ROU assets were adjusted per ASC 842 transition guidance for existing lease-related balances of accrued and prepaid rent, and unamortized lease incentives provided by lessors. Operating lease cost is recognized as a single lease cost on a straight-line basis over the lease term and is recorded in selling, general and administrative expenses. Variable lease payments for common area maintenance, property taxes and other operating expenses are recognized as expense in the period when the changes in facts and circumstances on which the variable lease payments are based occur. The Company has elected not to separate lease and non-lease components for all property leases for the purposes of calculating ROU assets and lease liabilities.

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

The following table summarizes the number of shares of common stock issuable pursuant to our convertible securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020

Series A Preferred Stock	1,408,825,375	1,500,000,000
Series B Preferred Stock	314,754	2,675,410
Series C Preferred Stock	747,540
Series D Preferred Stock	1,395,349
Convertible notes	20,000	20,000
Warrants	-	10,000,000
Potentially dilutive securities	1,411,303,018	1,512,695,410

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

The Company’s derivative liabilities have been valued as Level 3 instruments which were settled in fiscal 2020.

As of December 31, 2020, the Company had an investment in equity securities that did meet the standards for a readily determinable fair value (“RDFV”) and had been valued as Level 1 instruments.  For the year ended December 31, 2020, a net gain of $807,511 was recognized related to the fair value measurement of these equity securities.

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability and equity securities – December 31, 2021	$-	$-	$-	$-

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability and equity securities – December 31, 2020	$588,637	$-	$-	$588,637

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2020:

Derivative Liability
Balance, December 31, 2019	2,813,150
Additions recognized as debt discount	984,801
Derivative liability settlements	(3,053,213)
Mark-to-market at December 31, 2020	(744,738)
Balance, December 31, 2020	$-

Net income for the year included in earnings relating to the liabilities held at December 31, 2020	$744,738

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. ASU 2016-13 is effective for the Company's fiscal year beginning March 1, 2023 and subsequent interim periods. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Under the amendments in ASU 2017- 04, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, ASU 2017-04 requires any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test. We adopted ASU 2017-04 effective March 1, 2020 (the first quarter of our 2021 fiscal year).

Subsequent Events

Other than the events described in Note 11, there were no subsequent events that required recognition or disclosure. The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.

NOTE 3 – INVESTMENTS, ACQUISITIONS, GOODWILL, AND INTANGIBLE ASSETS

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

The Company had investments recorded using the cost method of $0 and $35,000 as of December 31, 2021, and 2020, respectively.  On April 26, 2021, the Company completed a debt reduction through the sale of Jacksam Corporation shares owned by the Company to Greg Lambrecht, former officer and director. No gain or losses were incurred with this debt settlement.

The Company had investments in equity securities using the fair value method of $0 and $588,637 as of December 31, 2021, and 2020, respectively.

2021 Acquisition – Box Pure Air, LLC

On February 26, 2021, the Company completed the acquisition of 51% of the membership interests in Box Pure Air, LLC. The purchase price consideration for this ownership interest was $414,151, paid with the issuance of 168,350 shares of common stock. The total value of common stock issued was allocated to goodwill based on the workforce acquired.

The total purchase price for the acquired membership interests in Box Pure Air, LLC, was allocated as follows:

Intangible assets	$-
Goodwill	414,151
Current assets	-
Current liabilities	-
Total net assets acquired	$414,151
The purchase price consists of the following:
Cash	-
Common Stock	414,151
Total purchase price	$414,151

Total revenue of $348,877, net loss of ($581,344), and contributed net loss of ($284,859) after non-controlling interest related to Box Pure Air from the acquisition date of February 26, 2021, through December 31, 2021, is included in the Company’s accompanying consolidated statement of operations.

2021 Acquisition – EnergyWyze, LLC

On January 26, 2021, the Company entered into a purchase agreement to acquire 100% ownership of EnergyWyze, LLC, a limited liability company. The purchase price consideration consisted of the following:

The Company paid $25,000 at closing and the remaining balance of $50,000 in the form of a 180-day Note (the “Seller Note”) to be retired in conjunction with any capital raise associated with the up listing of the Company’s common stock to a national exchange. The Seller Note would be extendable for a period of 90-days at the Company’s option, furthermore the note can be converted at any time into Common Stock during the initial 180-day period based on the 10 Day Volume Weighted Average Price (VWAP) of the Company’s common stock. These two components of the purchase price consideration were allocated to Goodwill pending further assessment and identification of acquired assets. The Company paid the $25,000 at the closing and recorded a Seller Note with a fair value of $50,000 as a short-term liability on the balance sheet as of March 31, 2021. As of December 31, 2021, the Seller Note has been paid in full.

The final component of the consideration consisted of the following:

$450,000.00 USD in Restricted Common Stock of the Company based on the 10 Day VWAP immediately preceding the closing date, and each respective vesting issuance date. Such shares are allocated equally, $150,000 USD each, between the principal members of EnergyWyze, and will vest over a three-year period. Each principal member must be employed on the vesting date to be awarded such shares. The vesting schedule shall be as follows: $50,000 USD shall vest on July 1, 2021, and $100,000 USD, representing the remaining balance, shall be divided into ten equal amounts and will vest on quarterly basis over the next 10 quarters post the initial vesting period of July 1, 2021.

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

March 31, 2021
Dividend yields	0%
Exercise price based on 10-day VWAP for the common stock	$1.47
Volatility	136.8%
Risk free rate	.18%

Based on the Black-Scholes calculation, the purchase consideration price of 450,000 had a fair value of $339,599. The Company recorded the $450,000, net of the initial $110,401 discount as a purchase price liability with an offset to deferred compensation asset. The deferred compensation and the discount amount will be amortized to compensation expense over the 36 months consistent with the vesting schedule set forth in the acquisition agreement. The purchase price liability will be converted to common stock upon issuance of any vested shares.

Total revenue of $240,965, and net loss of ($458,625), related to EnergyWyze, LLC, from the acquisition date of January 26, 2021, through December 31, 2021, is included in the Company’s accompanying consolidated statement of operations. EnergyWyze, LLC, had no operating results prior to the acquisition date.

Goodwill and Intangible Assets

The following table presents details of the Company’s goodwill as of December 31, 2021, and December 31, 2020:

	Direct Solar America	Box Pure Air	EnergyWyze	Total
Balances at December 31, 2019:	$1,966,340	$-	$-	$1,966,340
Aggregate goodwill acquired	-	-	-	-
Goodwill adjustments	(72,600)	-	-	(72,600)
Impairment losses	-	-	-	-
Balances at December 31, 2020:	1,893,740	-	-	1,893,740
Aggregate goodwill acquired	-	414,151	75,000	489,151
Impairment losses	(680,772)	-	-	(680,772)
Balances at December 31, 2021:	$1,212,968	$414,151	$75,000	$1,702,119

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Goodwill and certain intangible assets are assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale, or disposition of a significant portion of the business, or other factors. Specifically, a goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses level 3 inputs and a discounted cash flow methodology. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units.

The Company used the discounted cash flow method for the impairment testing as of December 31, 2021. The Company performed discounted cash flow analysis projected over three years to estimate the fair value of the reporting units, using management’s best judgement as to revenue growth rates and expense projections. These analyzes indicated cash flows (and discounted cash flows) were less than the book value of goodwill for Direct Solar America.   These analyzes factored the recent reduction in revenue and projected revenue compared to the Company’s initial projections. The Company determined these were indicators of impairment in goodwill during the year ended December 31, 2021, and impaired the goodwill by $680,772.

During the year ended December 31, 2020, the Company adjusted its goodwill related to Direct Solar of America to reflect its final valuation of its goodwill and intangible assets.  The adjustment decreased goodwill and increased intangible assets by $72,600, with no effect on total purchase price.  The gross intangible assets of $72,600 have an estimated useful life of five years, a net book value of $34,485 as of December 31, 2021, and amortization expense of $14,520 for the year ended December 31, 2021.

Proforma Information (unaudited)

Box Pure Air, LLC

The following unaudited pro forma information presents the consolidated results of the Company’s operations as if the acquisitions of Box Pure Air had been consummated on January 1, 2021. Such unaudited pro forma information is based on historical unaudited financial information with respect to the Box Pure Air acquisition and does not include operational or other charges which might have been affected by the Company. The unaudited pro forma information for the year ended December 31, 2021, presented below is for illustrative purposes only and is not necessarily indicative of the results which would have been achieved or results which may be achieved in the future:

Year Ended December 31,
2021
Net revenue	$466,705
Net loss	$(484,560)

NOTE 4 - CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Convertible notes payable consisted of the following:

	December 31, 2021	December 31, 2020

Convertible note payable to investor (the “UAHC Note”) dated October 10, 2017, with interest at 10%, an OID of $70,000, due October 6, 2019, convertible into shares of the Company’s common stock at a discount of 60% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 trading days prior to conversion. The UAHC Note includes a warrant to purchase 5,000,000 shares of the Company’s common stock at a price of $0.10 per share. The UAHC Note is secured by substantially all assets of the Company. The investor converted a total of $37,767 of principal and accrued interest of this note into 37,767,405 shares of the Company’s common stock. This note was amended on October 12, 2020 whereby the maturity due date was extended to December 31, 2022 with monthly payments required commencing October 1, 2020. A final note settlement agreement was executed on January 27, 2021.

	-	581,723

Convertible note payable to investor (the “Iliad Note”) dated November 5, 2018 totaling $500,000, plus OID of $225,000 and legal fees of $20,000. The Iliad Note bears interest at 10% and matures on November 5, 2020. Total available under note is $5,520,000, including $500,000 OID (and $20,000 in legal fees applied to the first $500,000 tranche). The Iliad Note is convertible into shares of the Company’s common stock after 180 days at a discount of 35% of the average of the three lowest closing bid prices of the Company’s common stock during the 20 trading days prior to conversion. The Company borrowed $1,925,000 (including OID of $175,000) under this note during the year ended December 31, 2019. The investor converted a total of $458,360 of principal and accrued interest of this note into 214,880,617 shares of the Company’s common stock and was repaid $194,637 by the Company during the year ended December 31, 2020.  The Iliad Note is secured by substantially all assets of the Company.  This note was amended on October 12, 2020 whereby the maturity due date was extended to December 31, 2022 with monthly payments required commencing October 1, 2020. A final note settlement agreement was executed on January 27, 2021.

	-	1,842,003

Convertible note payable with an accredited investor dated October 31, 2016, with interest at 0%, due October 31, 2017, convertible at $0.007 per share. This note is currently in default.	$10,500	$10,500

Total convertible notes payable	10,500	3,225,225
Less debt discounts	-	(1,154,327)
Convertible notes payable, net	10,500	2,070,898
Less current portion of convertible notes, net	(10,500)	(2,070,898)
Long-term convertible notes payable, net	$-	$-

Accrued interest on the above notes payable totaled $0 and $581,366 as of December 31, 2021 and 2020, respectively. Interest expense for the above notes payable for the years ended December 31, 2021 and 2020 was $17,744 and $306,158, respectively. Total amortization of debt discounts was $0 and $2,174,273 for the years ended December 31, 2021 and 2020, respectively.

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

Long-term Note Payable

In July 2021 the Company entered into a Note Purchase Agreement with Bucktown Capital LLC (“BCL”) whereby the Company agreed to issue and sell to BCL a promissory note in the principal amount of $1,580,000 (the “Note”). The Note bears interest at the rate of Eight Percent (8%) per annum, and provides that for the calendar quarter beginning on January 1, 2022 and continuing for each calendar quarter thereafter until the Note is paid in full, the Company will make quarterly cash payments to BCL equal to $250,000. The Company may choose the frequency and amount of each payment (subject to a minimum payment of $50,000) during each applicable quarter so long as the aggregate amount paid during each quarter is equal to $250,000. The Note matures in July 2024. The Note contains the following covenants: (i) Company will timely file on the applicable deadline all reports required to be filed with the SEC pursuant to Sections 13 or 15(d) of the 1934 Act, and will take all reasonable action under its control to ensure that adequate current public information with respect to Company, as required in accordance with Rule 144 of the 1933 Act, is publicly available, and will not terminate its status as an issuer required to file reports under the 1934 Act even if the 1934 Act or the rules and regulations thereunder would permit such termination; (ii) the Common Stock shall be listed or quoted for trading on any of (a) NYSE, (b) NASDAQ, (c) OTCQX, (d) OTCQB, or (e) OTC Pink; (iii) trading in Company’s Common Stock will not be suspended, halted, chilled, frozen, reach zero bid or otherwise cease trading on Company’s principal trading market for more than two (2) consecutive Trading Days; and (iv) Company will not enter into any financing transaction with John Kirkland or any of his affiliated entities. The Company was in compliance with these covenants at December 31, 2021. The Note is a long-term liability and not convertible into any securities of the Company.

In May 2020, the Company received loan proceeds of $150,000 under the SBA’s Economic Injury Disaster Loan program (“EIDL”).  The EIDL dated May 22, 2020, bears interest at 3.75%, has a 30-year term, is secured by substantially all assets of the Company, and is due in monthly installments of $731 beginning May 1, 2021.

Acquisition of EnergyWyze - Consideration Payables

Related to the acquisition of EnergyWyze, the Company issued a non-interest bearing note in the amount of $50,000 (See Note 3). This note was recorded at face value, which was considered the fair value of this short-term note. As of December 31, 2021, the balance of this note had been satisfied.

Also related to the acquisition of EnergyWyze, the Company incurred an initial purchase consideration obligation of $450,000 with a fair value of $339,599 (See Note 3), of which $60,371 is included in Short-term notes payable and $60,370 is included in Long-term notes payable as of December 31, 2021.

NOTE 5 – OBLIGATIONS UNDER OPERATING LEASE

The Company leases approximately 1,400 square feet of office space at 2999 North 44th Street, Phoenix, Arizona 85018, through January 31, 2023 at a monthly base rent of $3,688 through February 2022, then increasing to $3,758 per month beginning February 2022.

Box Pure Air leases approximately 1,653 square feet of office and warehouse space at 145 King Street, Charleston, South Carolina 29401, at a monthly base rent of $4,408.  The lease term is month to month.

On July 2, 2019, the Company executed a lease agreement for an industrial building space in California for 24 months at base rent of $2,400 per month through June 30, 2021, upon which the lease expired.

The above leases are classified as operating leases under ASC 842 which the Company adopted in 2019. The following is a summary of property held under these operating leases at December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020

Office and warehouse facilities	$172,026	$224,037
Accumulated amortization	(137,621)	(144,870)

Total	$34,405	$79,167

Future maturities of obligations under capital leases are as follows:

Twelve months ending December 31,
2022	$45,020
2023	3,758
2024	-

Total minimum lease payments	48,778
Amounts representing interest	(1,261)
$47,517

NOTE 6 - STOCKHOLDERS’ EQUITY

Class A Convertible Preferred Shares

As of December 31, 2021, and 2020, the Company had authorized 100,000,000 shares of preferred stock, $0.0001 per value per share, of which 60,000,000 shares are designated as Series A Convertible Preferred Stock (“Class A Stock”) with $0.0001 par value per share, of which 56,353,015 and 60,000,000 shares were issued and outstanding as of December 31, 2021 and December 31, 2020, respectively.

Each share of Class A Stock is convertible at any time into 25 shares of common stock, totaling 1,408,825,375 shares of common stock, as of December 31, 2021, assuming full conversion of all outstanding shares. No dividends are payable unless declared by the Board of Directors. Each share of Class A Stock votes with the shares of Common Stock, is entitled to 50 votes per share and ranks senior to all other classes of stock in liquidation in the amount of $1 per share.

Class B Preferred Stock

As of December 31, 2021, and 2020, the Company had authorized 1,500 shares of Class B Preferred Stock, $0.0001 par value per share, of which 48 shares and 408 shares were issued and outstanding, respectively.

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

Class C Preferred Stock

On January 28, 2021, the Company amended its Articles of Incorporation to designate 1,500 shares of undesignated preferred stock as Class C Preferred Stock, of which 760 shares were issued and outstanding as of December 31, 2021.

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

Class D Convertible Preferred Stock

On March 11, 2021, the Company amended its Articles of Incorporation to designate 2,000 shares of undesignated preferred stock as Class D Preferred Stock, of which 2,000 shares were issued and outstanding as of December 31, 2021.

Below is a summary description of the material rights, designations, and preferences of the Class D Preferred Stock (all capitalized terms not otherwise defined herein shall have that definition assigned to it as per the Certificate of Designation).

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

As of December 31, 2021, and December 31, 2020, a total of 39,995,000 and 39,998,500 shares of preferred stock remain undesignated and unissued, respectively.

Common Stock

As of December 31, 2021, and 2020, the Company’s authorized common stock was 5,000,000,000 shares, at $0.0001 par value per share, with 58,785,924 and 33,075,711 shares issued and outstanding, respectively.

Equity Financing Agreement

On September 16, 2021 (the “Effective Date”), the Company entered into an equity financing agreement (the “Equity Financing Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with GHS Investments LLC (“GHS”), pursuant to which GHS shall purchase from the Company, up to that number of shares of common stock of the Company (the “Shares”) having an aggregate Purchase Price of Ten Million Dollars ($10,000,000), subject to certain limitations and conditions set forth in the Equity Financing Agreement from time to time over the course of twelve (12) months after an effective registration of the Shares with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC (the “Contract Period”).

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

Shares issued during the year ended December 31, 2021

On January 7, 2021, the Company issued 66,667 shares of common stock to consultants for services with a fair value of $18,000, or $0.27 per share.

On January 19 and 22, 2021, the Company issued 510 and 250 shares, respectively, of Class C Preferred Stock to GHS Investments, LLC for cash.

On January 26, 2021, the Company issued a total of 1,733,333 shares of common stock to UAHC and Iliad related to the convertible debt settlement agreement (See Note 4).

On February 8, 2021, the Company issued 333,333 shares of common stock to a former officer of the Company in exchange for conversion of Class A Preferred stock.

On March 27, 2021, the Company issued 168,350 shares of common stock for the $500,000 purchase consideration for 51% ownership in Box Pure Air (See Note 3).

On various dates in March and April 2021, the Company issued 2,000 shares of Class D Preferred stock to GHS Investment, LLC for cash.

On April 2, 2021, the Company issued 1,744,343 shares of common stock in order to round up shares to the nearest round lot in connection with the reverse split.

On May 18, 2021, the Company issued 362,987 shares of common stock to a former officer of the Company in exchange for conversion of Class A Preferred Stock.

On May 26, 2021, the Company issued 66,667 shares of common stock to consultants for services with a fair value of $35,866, or $0.538 per share.

On June 18, 2021, the Company issued 1,868,853 shares of common stock to GHS in exchange for conversion of their Class B Preferred Stock.

On June 24, 2021, the Company issued 1,375,000 shares of common stock each (for a total of 2,750,000) to two directors in exchange for conversion of their Class A Preferred Stock, and 2,461,715 shares of Class A Preferred Stock were cancelled.

On June 30, 2021, the Company issued 292,875 shares of common stock to a former officer of the Company in exchange for conversion of Class A Preferred Stock.

On July 1, 2021, the Company issued 87,776 shares of common stock to a former officer of a subsidiary for services previously accrued.

On July 14, 2021, the Company issued 4,225,000 shares of common stock related to a warrant settlement agreement.

On August 21, 2021, the Company issued 1,854,050 shares of common stock to a former officer of the Company in exchange for conversion of Class A Preferred Stock.

On October 7, 2021, 97,108 shares of Series A Preferred Stock were converted into 2,427,700 shares of common stock by a former officer of the Company.

On October 12, 2021, 75 shares of Series B Preferred Stock were converted into 661,765 shares of common stock.

On October 22, 2021, 655,936 shares of common stock were issued pursuant to existing agreements.

On November 1, 2021, 809,110 shares of common stock were issued pursuant to the S-1 Equity Line terms.

On November 15, 2021, the Company issued 1,475,000 shares of common stock related to a warrant settlement agreement.

On November 17, 2021, 1,788,874 shares of common stock were issued pursuant to the S-1 Equity Line terms.

On November 24, 2021, 14,000 shares of Series A Preferred Stock were converted into 350,000 shares of common stock.

On December 10, 2021, 1,612,593 shares of common stock were issued pursuant to the S-1 Equity Line terms.

NOTE 7 - RELATED PARTY TRANSACTIONS

Accrued Officer Compensation

As of December 31, 2021, and December 31, 2020, a total of $116,583 and $1,005,230, respectively, was accrued for unpaid officer wages and bonuses due the Company’s CEO, CFO and President under their respective employment agreements.

Other

On April 26, 2021, the Company completed a debt reduction through the sale of Jacksam Corporation owned by the Company with Gregory Lambrecht, former CEO, resulting in the decrease of $547,010 in current liabilities. No gain or losses were incurred with this debt settlement.

On May 18, 2021, the Company entered into a Separation Agreement and General Release (the “Separation Agreement”) with Gregory Lambrecht. Pursuant to the Separation Agreement Mr. Lambrecht resigned as an officer and director of the Company and agreed to terminate his employment agreement with the Company. The Company agreed to pay Mr. Lambrecht $764,480 due in unpaid accrued compensation and $606,372 in indebtedness plus accrued interest through the date of the Agreement (the “Accrued Debt”) as follows: (i) the Company agreed to issue Mr. Lambrecht 362,987 shares of Common Stock (with standard restrictive legend) valued at $0.75 per share, equaling $272,240 (the “Shares”), (ii) the Company agreed to pay Mr. Lambrecht $250,000 within two business days of the date of the Separation Agreement, and (iii) the remaining amount of Accrued Debt of $848,612 will be satisfied through the issuance by the Company of a promissory note (the “Note”). The Note provides for ten percent (10%) per annum interest commencing as of August 1, 2021. The monthly payment amount of principal and interest shall be $21,523, with the first payment of $21,523 due September 1, 2021, and a final payment amount of $21,523 due on August 1, 2025.

As of December 31, 2021, a total of $109,385 was accrued for unpaid wages due to two EnergyWyze managers.

On May 24, 2021, the Seller Note related to the EnergyWyze acquisition was paid in full pursuant to the terms and conditions in the asset purchase and operating agreement.

On July 1, 2021, the Company issued 87,776 shares of common stock to a former officer of a subsidiary for services previously accrued.

On August 21, 2021, the Company issued 1,854,050 shares of common stock to a former officer of the Company in exchange for conversion of Class A preferred stock.

On October 7, 2021, the Company issued 2,427,700 shares of common stock to a former officer of the Company in exchange for conversion of Class A preferred stock.

On October 22, 2021, the Company issued 454,164 shares of common stock to the remaining sellers of EnergWyze pursuant to the purchase agreement.

On November 24, 2021, the Company issued 350,000 shares of common stock to a director of the Company in exchange for conversion of Class A preferred stock.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we are a party to claims and actions for matters arising out of our business operations. We regularly evaluate the status of the legal proceedings and other claims in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss, or an additional loss, may have been incurred and determine if accruals are appropriate. If accruals are not appropriate, we further evaluate each legal proceeding to assess whether an estimate of possible loss or range of possible loss can be made for disclosure. Although the outcome of claims and litigation is inherently unpredictable, we believe that we have adequate provisions for any probable and estimable losses. It is possible, nevertheless, that our consolidated financial position, results of operations or liquidity could be materially and adversely affected in any particular period by the resolution of a claim or legal proceeding. Legal expenses related to defense, negotiations, settlements, rulings and advice of outside legal counsel are expensed as incurred.

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

On July 14, 2021, the Company filed a First Amended Complaint (the “FAC”) adding parties Solar Integrated Roofing Corporation, USA Solar Network, LLC, David Massey, Christina Berume and Jessica Hernandez in addition to Pablo Diaz Curiel, Kjelsey Johnson and Brian Odle as defendants. In the FAC, the Company alleges (amongst other things) that the defendants: (i) Misappropriated trade secrets; (ii) Breached the Asset Purchase Agreement (Mr. Diaz and Ms. Johnson); (iii) Breached the Employment Agreement (Mr. Diaz); (iv) Breached the Implied Covenant of Good Faith and Fair Dealing (Mr. Diaz and Ms. Johnson); (v) Breached Fiduciary Duties (Mr. Diaz); (vi) Engaged in Unfair Competition; (vii) Violated the Arizona Uniform Trade Secrets Act; (viii) Intentionally Interfered with Contract/Business Expectancy; (ix) Converted assets of the Company; (x) Were Unjustly Enriched; and (xi) Committed Violations of the Lanham Act. On August 27, 2021, the Company filed a Second Amended Compliant which includes additional causes of action including Copyright Infringement (USA Solar Network, LLC) and Defamation (Mr. Diaz).

On September 10, 2021 Solar Integrated Roofing Corporation, USA Solar Network, LLC and David Massey filed a motion to dismiss the claims as it relates to such parties.

On February 22, 2022, a Senior Judge signed the order stating that Defendants SIRC and Massey's Motion to Dismiss was granted in part and denied in part. With respect to Defendant Massey, the Court dismissed all claims against him for lack of personal jurisdiction. With respect to Defendant SIRC, the Court dismissed the following claims from the Second Amended Complaint under Federal Rule of Civil Procedure 12(b)(6): (a) unfair competition (count seven); (b) intentional interference with contract/business expectancy (count nine); (c) conversion (count ten); and (d) unjust enrichment (count eleven). The remaining claims against Defendant SIRC survived the Motion to Dismiss and remain before the Court. The court ordered that Plaintiffs' Motion to Compel Arbitration of all of Defendant Diaz's counterclaims under his Employment Agreement with SDS was granted. The Court ordered the dismissal of the following claims from the FAC: count three in its entirety, count six as to Defendant Diaz, and counts five, nine, ten, eleven, and thirteen as to Diaz, to the extent those claims are based on Diaz's rights and responsibilities under the Employment Agreement subject to arbitration. The court further ordered that Counterdefendants' Motion to Dismiss was granted in part and denied in part.

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

In November 2021 the Company entered into an Amendment to Employment Agreement with our CEO, Wil Ralston (the “Ralston Amendment”). The Ralston Amendment includes the following: (i) that the term of the original employment agreement is extended to May 30, 2024 (automatically be extended for additional three-year periods unless either party has provided written termination at least 90 days prior to the expiration of such Term), (ii) Base Salary equal to Two Hundred Eighty Thousand Dollars ($280,000.00) per year, with a minimum automatic Cost of Living increase of 3.0% per year, beginning on January 1, 2022, (iii) one-time cash retention bonus of $5,083,333 and (iv) waiver by Mr. Ralston of any unpaid allowances (estimated $61,500.00) afforded to Mr. Ralston through October 31, 2021

In November 2021 the Company entered into an Amendment to Employment Agreement with Corey Lambrecht (the “Lambrecht Amendment”). The Lambrecht Amendment includes the following: (i) that the term of the original employment agreement is extended to November 23, 2023 (automatically be extended for additional three-year periods unless either party has provided written termination at least 90 days prior to the expiration of such Term), (ii) Base Salary equal to Two Hundred Twenty Five Thousand Dollars ($225,000.00) per year, with a minimum automatic Cost of Living increase of 3.0% per year, beginning on January 1, 2022, (iii) one-time cash retention bonus equal to twenty percent (20%) of the Base Salary, and (iv) waiver by Mr. Lambrecht of any unpaid compensation owed by the Company through October 31, 2021. On January 17, 2020 the Company entered into an employment agreement with Corey Lambrecht to serve as the Chief Financial Officer. The term is for a period of one year; salary is Eighty Thousand Dollars ($80,000.00) per year; if employment is terminated as a result of his death or Disability, the Company shall pay the Base Salary and any accrued but unpaid Bonus and expense reimbursement amounts through the date of his Death or Disability and a lump sum payment equal to $40,000 (at the time his Death or Disability occurs) within 30 days of his Death or Disability; If employment is terminated by the Board for Cause, then the Company shall pay the Base Salary and Bonus earned through the date of his termination; If employment is terminated by the upon the occurrence of a Change of Control or within six (6) months thereafter, the Company (or its successor, as applicable) shall (i) continue to pay to the Base Salary for a period of six (6) months following such termination, (ii) pay any accrued and any earned but unpaid Bonus, (iii) pay the Bonus he would have earned had he remained with the Company for six (6) months from the date which such termination occurs, and (iv) pay expense reimbursement amounts through the date of termination.

NOTE 9 - REVENUE CLASSES AND CONCENTRATIONS

Selected financial information for the Company’s operating revenue for disaggregated revenue purposes are as follows:

	Year Ended December 31,	Year Ended December 31,
	2021	2020

Revenue by product/service lines:

Retail	$405,970	$85,428
Distribution	15,591	138,809
Services	387,341	2,653,924
Total	$808,902	$2,878,161

Revenue by subsidiary:

Singlepoint (parent company)	$35,326	$184,561
Direct Solar America	241,042	2,653,924
DIGS	37,358	39,676
Energywyze	146,299	-
Box Pure Air	348,877	-
Total	$808,902	$2,878,161

No customer comprised more than 10% of the Company’s revenue for years ended December 31, 2021.

Two customers comprised approximately 38% and 27% of the Company’s revenue for the year ended December 31, 2020.

NOTE 10 – INCOME TAXES

The components of income tax expense for the years ended December 31, 2021, and 2020 consist of the following:

	2021	2020
Federal tax statutory rate	21.0%	21.0%
Permanent differences	(0.2)%	(0)%

Temporary differences	(2.9)%	(0)%
Valuation allowance	(17.9)%	(21.0)%
Effective rate	0%	0%

Significant components of the Company’s estimated deferred tax assets and liabilities as of December 31, 2021, and 2020 are as follows:

	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$2,440,000	$2,024,000
Temporary differences	(160,000)	457,000

Total deferred tax asset	2,280,000	2,481,000

Valuation allowance	(2,280,000)	(2,481,000)
	$-	$-

The Company has net operating losses (“NOLs”) as of December 31, 2021, of approximately $13,300,000 for federal tax purposes, which will expire in varying amounts through 2039. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code ("IRC") Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry-forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs could be substantially limited. The Company has no tax provision for the years ended December 31, 2021 and 2020 due to the net losses and full valuation allowances against net deferred tax assets.

NOTE 11 - SUBSEQUENT EVENTS

On January 6, 2022, 114,117 shares of Series A Preferred Stock were converted into 2,852,925 shares of common stock by a former officer and director.  On January 3, 2022, February 1, 2022, and February 15, 2022,  1,620,000 shares, 2,012,390 shares, and 3,000,000 shares, respectively, of common stock were issued to GHS Investments LLC, pursuant to the Form S-1 Registration Statement filed by the Company in October 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President, and our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based on that evaluation, our management, including our President, and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

None.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, ages, and positions of the Company’s present executive officers and directors are set forth in the following table (1):

Name	Age	Positions
William Ralston	33	Chairman of the Board/Chief Executive Officer (2)
Corey Lambrecht	52	Director/President/Chief Financial Officer (3)
Eric Lofdahl	60	Director (4)

_____________

(1) All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. On May 18, 2021, the Company entered into a Separation Agreement and General Release with Gregory Lambrecht and he resigned as an officer and director of the Company, effective May 18, 2021.

(2) On May 19, 2021, the Board of Directors of the Company appointed William Ralston as Chief Executive Officer of the Company, and appointed Corey Lambrecht as a Director. Effective November 24, 2021, the Company named Corey Lambrecht as the President of the Company (while also maintaining his positions as Chief Financial Officer and Director of the Company.

(3) On May 19, 2021, the Board of Directors of the Company appointed Corey Lambrecht as a Director. Effective November 24, 2021, the Company named Corey Lambrecht as the President of the Company (while also maintaining his positions as Chief Financial Officer and Director of the Company.

(4)  Eric Lofdahl served as CTO until December 22, 2020.

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

Director and Officer Biographical Information

William (‘Wil’) Ralston – Chairman of the Board/Chief Executive Officer

Wil Ralston became Chairman of the Board and Chief Executive Officer in May 2020.  Prior to that time, Mr. Ralston was President of the Company since August 2017. Prior to this he was a vice president of sales for the Company from 2013 to 2015. From 2015 to 2017 he was a market developer for Porch.com. Mr. Raltson graduated cum laude from the WP Carey School of Business at Arizona State University with a degree in Global Agribusiness.

Corey Lambrecht – Chief Financial Officer

Corey Lambrecht became President of the Company on November 24, 2021 and has been Chief Financial Officer of the Company since January 17, 2020. Corey Lambrecht is a 20+ year public company executive with broad experience in strategic acquisitions, corporate turnarounds, new business development, pioneering consumer products, corporate licensing, interactive technology services in addition to holding public company executive roles with responsibilities including day-to-day business operations, management, raising capital, board communication and investor relations. He is a Certified Director from the UCLA Anderson Graduate School of Management accredited Directors program. Since 2007 he has been a Director of CUI Global, Inc. (NASDAQ: CUI) and has served multiple terms on the Audit Committee and currently serves as the Compensation Committee Chairman. Corey Lambrecht served on the Board of ORHub, Inc. (OTC: ORHB) from July 2016 through December 2019. He previously served as a Board Member for Lifestyle Wireless, Inc. which, in 2012 merged into the Company. In December 2011 he joined the Board of Guardian 8 Holdings, a leading non-lethal security product company, serving until early 2016. He most recently served as the President and Chief Operating Officer at Earth911 Inc., a subsidiary of Infinity Resources Holdings Company (OTC: IRHC) from January 2010 to July 2013.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2021, with the exception of the following reports.

Reporting Person	Form Type
William Ralston	3
Corey Lambrecht	3
Eric Lofdahl	3

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid to our Chief Executive Officer, Chief Financial Officer and those executive officers that earned in excess of $120,000 during the last two fiscal years ended December 31, 2021 and 2020 (collectively, the “Named Executive Officers”):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

William Ralston,	2021	$284,588	-	-	-	-	-	-	$284,588
CEO, Chairman of the Board	2020	100,000							$100,000

Corey Lambrecht,	2021	$205,977	-						$205,977
President, CFO Director	2020	80,000							$80,000

Eric Lofdahl, Director	2021	16,000	-	-	-	-	-	-	16,000
	2020

Gregory Lambrecht, Former CEO	2021	$84,615							$84,615
	2020	$220,000							$220,000

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

In November 2021 the Company entered into an Amendment to Employment Agreement with our CEO, Wil Ralston (the “Ralston Amendment”). The Ralston Amendment includes the following: (i) that the term of the original employment agreement is extended to May 30, 2024 (automatically be extended for additional three-year periods unless either party has provided written termination at least 90 days prior to the expiration of such Term), (ii) Base Salary equal to Two Hundred Eighty Thousand Dollars ($280,000.00) per year, with a minimum automatic Cost of Living increase of 3.0% per year, beginning on January 1, 2022, (iii) one-time cash retention bonus of $50,833.33, and (iv) waiver by Mr. Ralston of any unpaid allowances (estimated $61,500.00) afforded to Mr. Ralston through October 31, 2021

In November 2021 the Company entered into an Amendment to Employment Agreement with Corey Lambrecht (the “Lambrecht Amendment”). The Lambrecht Amendment includes the following: (i) that the term of the original employment agreement is extended to November 23, 2023 (automatically be extended for additional three-year periods unless either party has provided written termination at least 90 days prior to the expiration of such Term), (ii) Base Salary equal to Two Hundred Twenty Five Thousand Dollars ($225,000.00) per year, with a minimum automatic Cost of Living increase of 3.0% per year, beginning on January 1, 2022, (iii) one-time cash retention bonus equal to twenty percent (20%) of the Base Salary, and (iv) waiver by Mr. Lambrecht of any unpaid compensation owed by the Company through October 31, 2021. On January 17, 2020 the Company entered into an employment agreement with Corey Lambrecht to serve as the Chief Financial Officer. The term is for a period of one year; salary is Eighty Thousand Dollars ($80,000.00) per year; if employment is terminated as a result of his death or Disability, the Company shall pay the Base Salary and any accrued but unpaid Bonus and expense reimbursement amounts through the date of his Death or Disability and a lump sum payment equal to $40,000 (at the time his Death or Disability occurs) within 30 days of his Death or Disability; If employment is terminated by the Board for Cause, then the Company shall pay the Base Salary and Bonus earned through the date of his termination; If employment is terminated by the upon the occurrence of a Change of Control or within six (6) months thereafter, the Company (or its successor, as applicable) shall (i) continue to pay to the Base Salary for a period of six (6) months following such termination, (ii) pay any accrued and any earned but unpaid Bonus, (iii) pay the Bonus he would have earned had he remained with the Company for six (6) months from the date which such termination occurs, and (iv) pay expense reimbursement amounts through the date of termination.

Overview of Compensation Program

We currently do not maintain a Compensation Committee of the Board of Directors. Until a formal committee is established, our entire Board of Directors has responsibility for establishing, implementing, and continually monitoring adherence with the Company’s compensation philosophy. The Board of Directors ensures that the total compensation paid to the executives is fair, reasonable, and competitive.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth, as of December 31, 2021, certain information concerning the beneficial ownership of our capital stock, including our common stock, and Class A Convertible Preferred Stock, by:

•	each stockholder known by us to own beneficially 5% or more of any class of our outstanding stock;
•	each director;
•	each named executive officer;
•	all of our executive officers and directors as a group; and
•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our outstanding stock.

We currently have authorized 5,000,000,000 shares of common stock and 100,000,000 shares of preferred stock, of which 60,000,000 shares are designated as Class A Convertible Preferred Stock, 1,500 shares are designated as Class B Convertible Preferred Stock, 1,500 shares are designated as Class C Convertible Preferred Stock, 2,000 shares are designated as Class D Convertible Preferred Stock, and 39,995,000 shares of preferred stock remain undesignated. There were 58,785,924 shares of common stock, 56,353,015 shares of Class A Convertible Preferred Stock, 48 shares of Class B Convertible Preferred Stock, 760 shares of Class C Convertible Preferred Stock, and 2,000 shares of Class D Convertible Preferred Shares outstanding as of December 31, 2021. Each share of Class A Convertible Preferred Stock is convertible at any time into 25 shares of common stock, totaling 1,408,825,375 shares of common stock assuming full conversion of all outstanding shares. Each share of Class A Convertible Preferred Stock votes with the shares of Common Stock and is entitled to 50 votes per share. Each share of Class B Convertible Preferred Stock is convertible at any time into shares of common stock by dividing the Stated Value ($1,200) by $0.183, totaling 204,000,000 shares of common stock assuming full conversion of all outstanding shares.  Each share of Class C Convertible Preferred Stock is convertible at any time into shares of common stock by dividing the Stated Value ($1,200) by $1.22, totaling 747,540 shares of common stock assuming full conversion of all outstanding shares. Each share of Class D Convertible Preferred Stock is convertible at any time into shares of common stock by dividing the Stated Value ($1,200) by $1.72, totaling 1,395,349 shares of common stock assuming full conversion of all outstanding shares.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of December 31, 2021, are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, we believe the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owner	Amount and nature of beneficial ownership	Percent of Class
Class A Convertible Preferred Stock	Govindan Gowrishankar (1)	2,000,000	5%
	Gregory P. Lambrecht	31,043,730	55%

___________

(1) Mr. Gowrishankar served on the Board of Directors of the Company from December 2011 until May 2017.

Security Ownership of Management**

Title of Class	Name and Address of Beneficial Owner (1)	Amount and nature of beneficial ownership	Percent of Class
Common Stock
	Eric Lofdahl	415,790	*
	Wil Ralston	296,416	*
	Corey Lambrecht	334,001	*

	Executive Officers and Directors as a Group	1,046,207	2%

Class A Convertible Preferred Stock
	Eric Lofdahl (2)	10,771,000	19%
	Corey Lambrecht	2,175,000	4%
	Wil Ralston	9,363,285	17%

	Executive Officers and Directors as a Group	22,309,285	40%

________

* Less than 1%.

** Does not include the holdings of former directors Venugopal Aravamudan and Jeffrey Nomura.  Percentages based on 58,785,924 shares of Common Stock outstanding and 56,464,123 of Class A Convertible Preferred Stock outstanding at December 31, 2021.

(1) The address is c/o Singlepoint Inc. 2999 N. 44th St. Suite 530 Phoenix, Arizona 85018.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

During the year ended December 31, 2021, the Board of Directors reviews and approves transactions with related persons, if the related person is a member of the Board of Directors, such person abstains from the voting on the approval of such transaction.

On May 18, 2021, the Company entered into a Separation Agreement and General Release (the “Separation Agreement”) with Gregory Lambrecht (former executive officer and director). Pursuant to the Separation Agreement Mr. Lambrecht resigned as an officer and director of the Company and agreed to terminate his employment agreement with the Company. The Company agreed to pay Mr. Lambrecht $764,480.00 due in unpaid accrued compensation (the “Accrued Compensation”) and $606,371.63 in indebtedness plus accrued interest through the date of the Agreement (the “Accrued Debt”) as follows: (i) the Company agreed to issue Mr. Lambrecht 362,987 shares of Common Stock (with standard restrictive legend) valued at $0.75 per share, equaling $272,240.00, (ii) the Company agreed to pay Mr. Lambrecht $250,000.00 within two business days of the date of the Separation Agreement, and (iii) the remaining amount of Accrued Debt of $848,612.00 will be satisfied through the issuance by the Company of a promissory note (the “Note”). The Note provides for ten percent (10%) per annum interest commencing as of August 1, 2021. The monthly payment amount of principal and interest shall be $21,522.98, with the first payment of $21,522.98 due September 1, 2021, and a final payment amount of $21,523.20 due on August 1, 2025.

Stock Issuances to Officers and Directors

None.

Promoters and Certain Control Persons

None.

 Independent Directors

The Company has one independent director, Eric Lofdahl.

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is Turner Stone & Company, LLP, Dallas, Texas, PCAOB Auditor ID 76.

Principal Accounting Fees & Services	2021	2020
Audit Fees	$59,286	$62,000
Audit Related Fees	7,000	-
Tax Fees		-
All Other Fees		-
Total Fees	$66,286	$62,000

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

Tax Fees

These amounts consisted of the aggregate fees billed for each of the last two fiscal years for tax services including tax compliance and the preparation of tax returns and tax consultation services. There were no such services by our principal accountant in 2021 or 2020.

All Other Fees

These amounts consisted of the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above. There were no such services by our principal accountant in 2021 or 2020.

PART IV

Item 15. Exhibits and Financial Schedules

(a)(1) Index to Consolidated Financial Statements

The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8, “Financial Statement and Supplementary Data.”

(a)(2) Financial Statement Schedules

Other financial statement schedules for the years ended December 31, 2021, and 2020 have been omitted since they are either not required, not applicable, or the information is otherwise included in the consolidated financial statements or the notes to consolidated financial statements.

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

SINGLEPOINT INC.

Dated: March 31, 2022	By:	/s/ William Ralston
William Ralston CEO/Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Ralston	Chief Executive Officer, and Chairman of the Board	March 31, 2022
William Ralston	(Principal Executive Officer),

/s/ Corey Lambrecht	President, and Chief Financial Officer	March 31, 2022
Corey Lambrecht

/s/ Eric Lofdahl	Director	March 31, 2022
Eric Lofdahl

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

