Form 10-Q
period 2022-03-31
SinglePoint Inc.
filed 2022-05-16
CIK 1443611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 12, 2022, the Company had 72,392,372 outstanding shares of its common stock, par value $0.0001.

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

2

SINGLEPOINT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash	$120,086	$191,485
Accounts receivable, net	49,672	90,763
Prepaid expenses	30,074	40,847
Inventory	59,106	70,250
Note receivable from related party	63,456	63,456
Current portion of deferred compensation, net of discount	60,373	60,373

Total Current Assets	382,767	517,174

NON-CURRENT ASSETS:
Property, net	38,910	54,105
Investment, at fair value	-	-
Intangible assets, net	30,855	34,485
Goodwill	1,702,119	1,702,119
Deferred compensation, net of current portion	45,280	60,374

Total Assets	$2,199,931	$2,368,257

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
CURRENT LIABILITIES:
Accounts payable, including related party	$284,870	$231,816
Accrued expenses, including accrued officer salaries	954,968	512,214
Current portion of convertible notes payable, net of debt discount	10,500	10,500
Unearned Revenue	24,023	-
Operating lease obligations, current portion	42,164	42,164
Advances from related party	532,689	415,068
Current Portion of notes payable, net of debt discount	1,282,290	1,020,350

Total Current Liabilities	3,131,504	2,232,112

LONG-TERM LIABILITIES:
Convertible notes payable, net of current portion	-	-
Operating lease obligations, net of current portion	-	5,353
Advances from related party, net of current portion	554,280	602,363
Long-term notes payable, net of debt discount	511,379	767,160

Total Liabilities	4,197,163	3,606,988

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT)
Undesignated preferred stock, par value $0.0001; 39,995,000 shares authorized as of March 31, 2022, and December 31, 2021, respectively;

Class A convertible preferred stock, par value $0.0001; 60,000,000 shares authorized; 56,238,898 and 56,353,015 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	5,624	5,635

Class B convertible preferred stock, par value $0.0001; 1,500 shares authorized; 48 shares issued and outstanding as of March 31, 2022, and December 31, 2021, respectively	-	-

Class C convertible preferred stock, par value $0.0001; 1,500 shares authorized; 760 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	-	-

Class D convertible preferred stock, par value $0.0001; 2,000 shares authorized; 2,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	-	-

Common stock, par value $0.0001; 5,000,000,000 shares authorized; 69,771,239 and 58,785,924 shares issued and outstanding as of March 31, 2022, and December 31, 2021, respectively	6,977	5,879

Additional paid-in capital	86,591,573	85,853,388
Accumulated deficit	(87,581,365)	(86,158,902)
Total Singlepoint Inc. stockholders' equity (deficit)	(977,191)	(294,000)
Non-controlling interest	(1,020,041)	(944,731)
Total Stockholders' Equity (Deficit)	(1,997,232)	(1,238,731)

Total Liabilities and Stockholders' Equity (Deficit)	$2,199,931	$2,368,257

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (Unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021

REVENUE	$1,551,542	$239,013

Cost of Revenue	1,369,516	304,739

Gross profit	182,026	(65,726)

Selling, general and administrative expense ("SG&A")	1,619,462	1,046,693

INCOME (LOSS) FROM OPERATIONS	(1,437,436)	(1,112,419)

OTHER INCOME (EXPENSE):
Interest expense	(54,178)	(55,366)
Amortization of debt discounts	(6,159)	-
Gain (loss) on settlement of debt	-	(151,727)
Loss on change in fair value of investments	-	(41,627)

Other income (expense)	(60,337)	(248,720)

INCOME (LOSS) BEFORE INCOME TAXES	(1,497,773)	(1,361,139)

Income taxes	-	-

NET INCOME (LOSS)	(1,497,773)	(1,361,139)

Loss (income) attributable to non-controlling interests	75,310	219,408

NET INCOME (LOSS) ATTRIBUTABLE TO SINGLEPOINT INC. STOCKHOLDERS	$(1,422,463)	$(1,141,731)

Net income (loss) per share - basic	$(0.02)	$(0.03)

Weighted average number of common shares outstanding - basic	66,578,194	34,587,638

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Preferred Stock Class A Par Value $0.0001		Preferred Stock Class B Par Value $0.0001		Preferred Stock Class C Par Value $0.0001		Preferred Stock Class D Par Value $0.0001		Common Stock Par Value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders' Equity

Balance, December 31, 2021	56,353,015	$5,635	48	$-	760	-	2,000	-	58,785,924	$5,879	$85,853,388	$(86,158,902)	$(944,731)	$(1,238,731)

Issuance of common shares for services									1,500,000	150	239,850			240,000
Issuance of common shares for cash									6,632,390	663	498,608			499,271
Conversion of preferred shares	(114,117)	(11)							2,852,925	285	(274)			-

Net loss												(1,422,463)	(75,310)	(1,497,773)

Balance, March 31, 2022	56,238,898	$5,624	48	$-	760	-	2,000	-	69,771,239	$6,977	$86,591,573	$(87,581,365)	$(1,020,041)	$(1,997,232)

Balance, December 31, 2020	60,000,000	$6,000	408	$-	-	-	-	-	33,075,711	$3,308	$78,132,202	$(80,785,887)	$(553,799)	$(3,198,176)

Issuance of common shares for services									66,667	7	17,993			18,000
Issuance of preferred shares for cash					760	-	1,500	-			2,260,000			2,260,000
Issuance of common shares for acquisition									168,350	17	499,983			500,000
Issuance of common shares for principal and accrued interest on convertible notes									1,733,333	173	3,106,827			3,107,000
Conversion of preferred shares	(1,000,000)	(100)							333,333	33	67			-

Net loss												(1,141,731)	(219,408)	(1,361,139)

Balance, March 31, 2021	59,000,000	$5,900	408	$-	760	-	1,500	-	35,377,394	$3,538	$84,017,072	$(81,927,618)	$(773,207)	$1,325,685

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Three Months Ended
	March 31, 2022	March 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Singlepoint Inc. stockholders	$(1,422,463)	$(1,141,731)

Adjustments to reconcile net loss to net cash used in operating activities
Loss attributable to non-controlling interests	(75,310)	(219,408)
Common stock issued for services	-	18,000
Bad Debt Expense	15,850	-
Depreciation	15,195	14,441
Amortization of intangibles	3,630	3,630
Amortization of debt discounts	6,159	-
Amortization of deferred compensation	15,094	-
(Gain) loss on change in fair value of equity securities	-	41,627
(Gain) loss on debt settlement	-	151,727
Common stock issued for services	240,000	-
Changes in operating assets and liabilities:
Accounts receivable	25,241	(14,080)
Prepaid expenses	10,773	(73,910)
Inventory	11,144	(220,858)
Accounts payable	53,054	407,463
Accrued expenses	442,754	35,217
Unearned Revenue	24,023	-

NET CASH USED IN OPERATING ACTIVITIES	(634,855)	(997,882)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition related expenses	-	(25,000)

NET CASH USED IN INVESTING ACTIVITIES	-	(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	499,271	-
Proceeds from advances from related party	69,538	28,749
Proceeds from short-term notes payable	-	311,070
Payments on advances to related party	-	(6,356)
Payments on convertible notes payable	-	(25,000)
Payments on opearting lease obligations	(5,353)	(15,853)
Payments on notes payable	-	(36,515)
Proceeds from sale of preferred stock - Class C	-	760,000
Proceeds from sale of preferred stock - Class D	-	1,500,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	563,456	2,516,095

NET CHANGE IN CASH	(71,399)	1,493,213

Cash at beginning of period	191,485	198,473

Cash at end of period	$120,086	$1,691,686

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash consideration given for acquisitions through issuance of common stock and notes payable	$-	$550,000
Conversion of preferred stock to common stock	$-	$100
Deferred stock compensation recognized for acquisitions	$-	$450,000
Discount recognized on deferred stock compensation for acquisitions	$-	$110,402

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SINGLEPOINT INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Corporate History

On May 14, 2019, SinglePoint Inc. (“SinglePoint” or “the Company”) established a subsidiary, SinglePoint Direct Solar LLC (“Direct Solar America”), completing the acquisition of certain assets of Direct Solar LLC and AI Live Transfers LLC. The Company owns Fifty One Percent (51%) of the membership interests of Direct Solar America. On January 26, 2021, the Company acquired 100% ownership of EnergyWyze, LLC, a limited liability company (“EnergyWyze”). On February 26, 2021, the Company purchased 51% ownership of Box Pure Air, LLC, (“Box Pure Air”).

Business

We are a company focused on providing renewable energy solutions and energy-efficient applications to drive better health and living. We currently have core subsidiaries specialized in solar energy and air purification. We built our portfolio through synergistic acquisitions, and partnerships. The Company’s initial focus is on solar energy. Through technology solutions we believe we will increase efficiencies across various markets. We strive to create long-term value for our shareholders by helping our partner companies to increase their market penetration, grow revenue and improve cash flow. As of March 31, 2022, we have five subsidiaries, EnergyWyze LLC, 100% interest, Box Pure Air, 51% interest, Direct Solar America, 51% interest, Discount Indoor Garden Supply, Inc. (“DIGS”), 90% interest, and ShieldSaver, LLC (“ShieldSaver”), 51% interest. Our principal offices are located at 2999 North 44th Street Suite 530, Phoenix, AZ 85018, telephone: (888) 682-7464. In April 2021, we formalized and completed the spin-off of 1606 Corp. We intend to spin-off additional assets or non-core subsidiaries in the future, although there are no definitive arrangements in place.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2022, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As of March 31, 2022, the Company had $120,086 in cash. The Company’s net losses incurred for the three months ended March 31, 2022, were $1,497,773 and working capital deficit was $2,748,737 at March 31, 2022.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our consolidated financial position as of March 31, 2022, and December 31, 2021, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the year ended December 31, 2021, and our other reports on file with the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The consolidated financial statements include the accounts of Singlepoint, Direct Solar America, Box Pure Air, EnergyWyze, DIGS, and ShieldSaver as of March 31, 2022, and December 31, 2021, and for the three months ended March 31, 2022 and 2021. All significant intercompany transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of ninety days or less at the time of purchase to be cash equivalents. The Company maintains deposits in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had no deposits in excess of amounts insured by the FDIC as of March 31, 2022.

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

(2)	Distribution (1606 and related products through the date of spin-off, DIGS) and,

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

Distribution Revenue. Our distribution revenue includes Singlepoint’s 1606 (through the date of the spin-off), DIGS, and related product sales to third-party resellers with revenue recognized upon delivery of the product to the reseller, with the reseller taking risk of ownership and assuming risk of loss. Payment is due upon delivery or within 30 days of invoicing, except for when sold direct to consumer upon which payment is due immediately.

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

Returns and other adjustments

The Company records an estimate for provisions of discounts, returns, allowances, customer rebates and other adjustments for each shipment, and are netted with gross sales. The Company’s discounts and customer rebates are known at the time of sale and the Company appropriately debits net product revenues for these transactions based on the known discount and customer rebates. The Company estimates for customer returns and allowances based on estimates of historical transactions and accounts for such provisions during the same period in which the related revenues are earned. Customer discounts, returns and rebates on product revenues during the quarter ended March 31, 2022, are not material.

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

The following table summarizes the number of shares of common stock issuable pursuant to our convertible securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021

Series A Preferred Stock	1,405,972,450	1,475,000,000
Series B Preferred Stock	314,754	2,675,410
Series C Preferred Stock	747,540	747,540
Series D Preferred Stock	1,395,349	1,395,349
Convertible notes	20,000	20,000
Warrants	-	10,000,000
Potentially dilutive securities	1,408,450,093	1,489,838,299

Warrant Settlement

In July 2021 the Company entered into agreements with two entities relating to prior notes held by such entities. These agreements provide for the cancellation of all outstanding warrants held by such entities and the issuance of an aggregate of 5,700,000 shares of common stock of the Company.

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

As of December 31, 2019, the Company had an investment in equity securities that did not have a readily determinable fair value, or “RDFV”. This investment was assessed and measured at fair value that was determined to be zero. As of March 31, 2021, and December 31st 2020, this investment in equity securities did meet the standards for a RDFV and has been valued as a Level 1 instrument. For the three months ended March 31, 2021, a loss of $41,627 was recognized related to the fair value measurement of these equity securities.

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability and equity securities – March 31, 2022	$–	$–	$–	$–

	Level 1	Level 2	Level 3	Total

Fair value of convertible notes derivative liability and equity securities – March 31, 2021	$547,010	$–	$–	$547,010

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. ASU 2016-13 is effective for the Company’s fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on the Company’s consolidated financial statements.

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

NOTE 3 – GOODWILL AND INTANGIBLE ASSETS

Goodwill and Intangible Assets

The following table presents details of the Company’s goodwill as of March 31, 2022, and December 31, 2021:

	Direct Solar America	Box Pure Air	EnergyWyze	Total
Balances at December 31, 2021:	1,212,968	414,151	75,000	1,702,119
Aggregate goodwill acquired	-	-	-	-
Impairment losses	-	-	-	-
Balances at March 31, 2022:	$1,212,968	$414,151	$75,000	$1,702,119

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

NOTE 4 - NOTES PAYABLE

Notes Payable

In July 2021 the Company entered into a Note Purchase Agreement with Bucktown Capital LLC (“BCL”) whereby the Company agreed to issue and sell to BCL a promissory note in the principal amount of $1,580,000 (the “Note”). The Note bears interest at the rate of Eight Percent (8%) per annum, and provides that for the calendar quarter beginning on January 1, 2022 and continuing for each calendar quarter thereafter until the Note is paid in full, the Company will make quarterly cash payments to BCL equal to $250,000. The Company may choose the frequency and amount of each payment (subject to a minimum payment of $50,000) during each applicable quarter so long as the aggregate amount paid during each quarter is equal to $250,000. The Note matures in July 2024. The Note contains the following covenants: (i) Company will timely file on the applicable deadline all reports required to be filed with the SEC pursuant to Sections 13 or 15(d) of the 1934 Act, and will take all reasonable action under its control to ensure that adequate current public information with respect to Company, as required in accordance with Rule 144 of the 1933 Act, is publicly available, and will not terminate its status as an issuer required to file reports under the 1934 Act even if the 1934 Act or the rules and regulations thereunder would permit such termination; (ii) the Common Stock shall be listed or quoted for trading on any of (a) NYSE, (b) NASDAQ, (c) OTCQX, (d) OTCQB, or (e) OTC Pink; (iii) trading in Company’s Common Stock will not be suspended, halted, chilled, frozen, reach zero bid or otherwise cease trading on Company’s principal trading market for more than two (2) consecutive Trading Days; and (iv) Company will not enter into any financing transaction with John Kirkland or any of his affiliated entities. The Company was in compliance with these covenants at December 31, 2021. The Note is not convertible into any securities of the Company. At March 31, 2022, $1,213,880 is included Current Portion of notes payable and $309,048 is included in Long-term notes payable.

In May 2020, the Company received loan proceeds of $150,000 under the SBA’s Economic Injury Disaster Loan program (“EIDL”). The EIDL dated May 22, 2020, bears interest at 3.75%, has a 30-year term, is secured by substantially all assets of the Company, and is due in monthly installments of $731 beginning May 1, 2021. At March 31, 2022, $8,041 is included Current Portion of notes payable and $141,959 is included in Long-term notes payable.

Convertible Notes Payable

In October 2016 the Company issued a convertible note payable in the amount of $10,500 to an accredited investor with interest at 0%, due October 2017, convertible at $0.525 per share. This note is currently in default and included in Current Portion of convertible notes payable.

Related to the acquisition of EnergyWyze, the Company incurred an initial purchase consideration obligation of $450,000 with a fair value of $339,599. The remaining fair value amount of the purchase obligation at March 31, 2022, is $120,741, of which $60,369 is included in Current Portion of notes payable and $60,372 is included in Long-term notes payable.

NOTE 5 – OBLIGATIONS UNDER OPERATING LEASE

The Company leases approximately 1,400 square feet of office space at 2999 North 44th Street, Phoenix, Arizona 85018 through January 31, 2023, at a monthly base rent of $3,688 through February 2022, which increased to $3,758 per month beginning February 2022.

Box Pure Air leases approximately 1,653 square feet of office and warehouse space at 145 King Street, Charleston, South Carolina 29401, at a monthly base rent of $4,408. The lease term in month to month.

The above leases are classified as operating leases under ASC 842 which the Company adopted in 2019. The following is a summary of property held under these operating leases at March 31, 2022, and December 31, 2021:

	March 31,	December 31,
	2022	2021

Office and warehouse facilities	$172,026	$172,026
Accumulated amortization	(145,561)	(137,621)

Total	$26,465	$34,405

NOTE 6 - STOCKHOLDERS’ EQUITY

Class A Convertible Preferred Shares

As of March 31, 2022, and December 31, 2021, the Company had authorized 100,000,000 shares of preferred stock, $0.0001 par value per share, of which 60,000,000 shares are designated as Class A Convertible Preferred Stock (“Class A Stock”) with $0.0001 par value per share, of which 56,238,898 and 56,353,015 shares were issued and outstanding as of March 31, 2022, and December 31, 2021, respectively.

Each share of Class A Stock is convertible at any time into 25 shares of common stock, totaling 1,405,972,450 shares of common stock assuming full conversion of all outstanding shares as of March 31, 2022. No dividends are payable unless declared by the Board of Directors. Each share of Class A Stock votes with the shares of Common Stock and is entitled to 50 votes per share and ranks senior to all other classes of stock in liquidation in the amount of $1 per share.

Class B Preferred Stock

As of March 31, 2022, and December 31, 2021, the Company had authorized 1,500 shares of Class B Preferred Stock, $0.0001 par value per share, of which 48 shares were issued and outstanding as of March 31, 2022, and December 31, 2021.. The Company has the right to redeem the Class B Preferred Stock, in accordance with the terms stated by the Certificate of Designation. The Company shall pay a dividend of eight percent (8%) per annum on the Class B Preferred Stock. Dividends shall be paid quarterly, and at the Company’s discretion, in cash or Class B Preferred Stock calculated at the purchase price. The Stated Value of the Class B Preferred Stock is $1,200 per share.

Each share of the Class B Preferred Stock is convertible, at any time and from time to time from and after the issuance at the option of the Holder thereof, into that number of shares of Common Stock (subject to Beneficial Ownership Limitations) determined by dividing the Stated Value of such share of Preferred Stock by $0.183.

Class C Preferred Stock

On January 28, 2021, the Company amended its Articles of Incorporation to designate 1,500 shares of undesignated preferred stock as Class C Preferred Stock, of which 760 shares were issued and outstanding as of March 31, 2022 and December 31, 2021.

The Company has the right to redeem the Class C Preferred Stock, in accordance with the terms stated by the Certificate of Designation.

The Company shall pay a dividend of three percent (3%) per annum on the Class C Preferred Stock. Dividends shall be paid quarterly, and at the Company’s discretion, in cash or Class C Preferred Stock calculated at the purchase price. The Stated Value of the Class C Preferred Stock is $1,200 per share.

Each share of the Class C Preferred Stock is convertible, at any time and from time to time from and after the issuance at the option of the Holder thereof, into that number of shares of Common Stock (subject to Beneficial Ownership Limitations) determined by dividing the Stated Value of such share by the lesser of (i) (a) $1.22 ; and (b) where applicable, a fixed price equaling ninety percent (90%) of the average daily VWAP for the five (5) trading days following a reverse split.

Class D Convertible Preferred Shares

On March 11, 2021, the Company amended its Articles of Incorporation to designate 2,000 shares of undesignated preferred stock as Class D Preferred Stock, of which 2,000 shares were issued and outstanding as of March 31, 2022, and December 31, 2021, respectively.

The Company has the right to redeem the Class D Preferred Stock, in accordance with the terms stated by the Certificate of Designation.

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

As of March 31, 2022, and December 31, 2021, a total of 39,995,000 shares of preferred stock remains undesignated and unissued.

Common Stock

As of March 31, 2022, and December 31, 2021, the Company’s authorized common stock was 5,000,000,000 shares, at $0.0001 par value per share, with 69,771,239 and 58,785,924 shares issued and outstanding, respectively.

Equity Financing Agreement

On September 16, 2021, the Company entered into an equity financing agreement (the “Equity Financing Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with GHS Investments LLC (“GHS”), pursuant to which GHS shall purchase from the Company, up to that number of shares of common stock of the Company (the “Shares”) having an aggregate Purchase Price of Ten Million Dollars ($10,000,000), subject to certain limitations and conditions set forth in the Equity Financing Agreement from time to time over the course of twelve (12) months after an effective registration of the Shares with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC.

Shares issued during the three months ended March 31, 2022

On January 3, 2022, the Company issued 1,620,000 shares of common stock pursuant to the Equity Financing Agreement.

On January 6, 2022, the Company issued 2,852,925 shares of common stock to a former officer of the Company in exchange for conversion of 114,117 shares of Class A Preferred Stock.

On February 1, 2022, the Company issued 2,012,390 shares of common stock pursuant to the Equity Financing Agreement.

On February 15, 2022, the Company issue 3,000,000 shares of common stock pursuant to the Equity Financing Agreement.

NOTE 7 - RELATED PARTY TRANSACTIONS

Accrued Officer Compensation

As of March 31, 2022, and December 31, 2021, a total of $111,603 and $116,583, respectively, was accrued for unpaid officer wages due the Company’s CEO, CFO and President under their respective employment agreements.

Other

As of March 31, 2022, and December 31, 2021, a total of $152,079 and $109,385 was accrued for unpaid wages due to two EnergyWyze managers.

On January 6, 2022, the Company issued 2,852,925 shares of common stock to a former officer of the Company in exchange for conversion of 114,117 shares of Class A Preferred Stock.

In March 2022, the Company’s CEO advanced $50,000 to the Company which is expected to be repaid in May 2022, and is reflected in Advances from related parties.

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

On February 22, 2022, a Senior Judge signed the order stating that Defendants SIRC and Massey’s Motion to Dismiss was granted in part and denied in part. With respect to Defendant Massey, the Court dismissed all claims against him for lack of personal jurisdiction. With respect to Defendant SIRC, the Court dismissed the following claims from the Second Amended Complaint under Federal Rule of Civil Procedure 12(b)(6): (a) unfair competition (count seven); (b) intentional interference with contract/business expectancy (count nine); (c) conversion (count ten); and (d) unjust enrichment (count eleven). The remaining claims against Defendant SIRC survived the Motion to Dismiss and remain before the Court. The court ordered that Plaintiffs’ Motion to Compel Arbitration of all of Defendant Diaz’s counterclaims under his Employment Agreement with SDS was granted. The Court ordered the dismissal of the following claims from the FAC: count three in its entirety, count six as to Defendant Diaz, and counts five, nine, ten, eleven, and thirteen as to Diaz, to the extent those claims are based on Diaz’s rights and responsibilities under the Employment Agreement subject to arbitration. The court further ordered that Counterdefendants’ Motion to Dismiss was granted in part and denied in part.

NOTE 9 - REVENUE CLASSES AND CONCENTRATIONS

Selected financial information for the Company’s operating revenue for disaggregated revenue purposes are as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021

Revenue by product/service lines:

Retail	$1,502,204	$166,875
Distribution	493	397
Services	48,845	71,741
Total	$1,551,542	$239,013

Revenue by subsidiary:

SinglePoint (parent company)	$6,403	$7,948
Direct Solar America	-	61,241
DIGS	2,527	7,656
EnergyWyze	48,845	10,500
Box Pure Aire	1,493,767	151,668
Total	$1,551,542	$239,013

One customer comprised 94% of the Company’s revenue for the three months ended March 31, 2022. No customers comprised 10% or greater of the Company’s revenue for the three months ended March 31, 2021.

NOTE 10 - SUBSEQUENT EVENTS

Frontline

On April 5, 2022, the Company entered into a purchase agreement pursuant to which the Company can acquire an all of the outstanding membership interests of Frontline Power Solutions, LLC (“Frontline”). Frontline provides its clients with wholesale power in a collection of unregulated energy markets throughout the United States. The aggregate purchase price is $750,000 (the “Purchase Consideration”). The closing of the aforementioned transaction (the “Closing”) is subject to the satisfaction (or waiver) of certain conditions as of the Closing including but not limited to: completion of due diligence of Frontline by the Company. Upon Closing, the Purchase Consideration will be payable through a combination of cash and issuance of shares of common stock.

GHS Purchase Agreement

 On April 7, 2022, the Company entered a Securities Purchase Agreement (the “GHS Purchase Agreement”) with GHS whereby GHS agreed to purchase, in tranches, up to One Million Five Hundred Thousand Dollars ($1,500,000) of the Company’s Class E Preferred Stock in exchange for One Thousand Five Hundred (1,500) shares of Class E Preferred Stock in three separate tranches. The first tranche (the “Initial Closing Date”), occured promptly upon execution of the GHS Purchase Agreement, was the purchase of Seven Hundred Seven (707) shares of Class E Preferred Stock for Seven Hundred Seven Thousand Dollars ($707,000). The second tranche, thirty (30) calendar days following the Initial Closing Date, upon satisfaction of the applicable deliveries and closing conditions set forth in the GHS Purchase Agreement, is the purchase of Five Hundred (500) shares of Class E Preferred Stock for Five Hundred Thousand Dollars ($500,000), and the third tranche, scheduled sixty (60) calendar days following the Initial Closing Date, upon satisfaction of the applicable deliveries and closing conditions set forth in the GHS Purchase Agreement, is the purchase of Two Hundred Ninety Three (293) shares of Class E Preferred Stock for Two Hundred Ninety Three Thousand Dollars ($293,000). In addition, the Company issued GHS: fifty shares of Class E Preferred Stock upon the Initial Closing Date as an equity incentive, and warrants to purchase 4,129,091 shares of its common stock at a purchase price of $0.11 per share for a period of five years.

Boston Solar

On April 21, 2022 the Company purchased an aggregate of 80.1% of the outstanding membership interests (the “Purchased Interests”) of The Boston Solar Company LLC (“Boston Solar”). The aggregate purchase price for the Purchased Interests is $6,453,608 excluding closing adjustments for working capital, debt reduction, and other holdbacks, payable as follows: approximately $1,341,579 paid in cash at closing, issuance of a 36 month convertible seller note of $1,940,423 convertible into shares of the Company’s restricted common stock based on the 60 day volume weighted price average of the Common Stock prior to such time, an aggregate of 2,005,134 shares of Company’s restricted common stock , and the issuance of a two promissory notes in the aggregate principal amount of $1,976,016.

Purchase Agreement

On April 21, 2022, the Company entered a Securities Purchase Agreement (the “Purchase Agreement”) with Cameron Bridge LLC, Target Capital LLC, and Walleye Opportunities Master Fund Ltd. (collectively the “Investors”), whereby the Investors purchased from the Company, and the Company issued, an aggregate principal amount of $4,885,354 of 15% original issue discount convertible promissory notes (each, a “Note” and collectively, the “Notes”), and (ii) warrants to purchase shares of Common Stock of the Company (each, a “Warrant” and collectively, the “Warrants”). Pursuant to the terms of the Purchase Agreement the Company (and or The Boston Solar Company LLC (“Boston Solar”) also entered into the following agreements (also collectively referred to as the “Transaction Documents”): Registration Rights Agreement, Assignment of Boston Solar Membership Interest, Guarantor Security Agreement, Guaranty, and Pledge and Escrow Agreement.

Below is a summary description of the material terms of the Purchase Agreement (all capitalized terms not otherwise defined herein shall have that definition assigned to it as per the Purchase Agreement).

In order to secure the full and timely payment and performance of all of the Company’s Obligations to the Investors under the Transaction Documents, the Company agreed to transfer, pledge, assign, and grant to the Investors a continuing lien and security interest in all right, title and interest of the Company’s 80.1% of the issued and outstanding Membership Interests of Boston Solar. Boston Solar guaranteed the obligations of the Company under the Notes and granted the Investors a security interest in and pledged its assets as collateral for the Notes, in the event of a default on the terms of the Notes.

The Company agreed that it will prepare and, as soon as practicable, but in no event later than the Filing Deadline (as defined below), file with the Commission a registration statement; registering for resale (a) at least the number of shares of Common Stock equal to 125% of the sum of the maximum number of shares of Common Stock issuable upon conversion of the Notes at the initial conversion price thereof, and (b) 100% of the Warrant Shares (the “Initial Required Registration Amount”). The Registration Statement filed hereunder shall be on Form S-1 in connection with the Liquidity Event. ”Filing Deadline” means: (i) with respect to the Initial Registration Statement, the earlier of (a) the date that a Registration Statement is filed in connection with the Liquidity Event and (b) 180 days.

Each Note was designated as a 15% Convertible Promissory Note due the earlier of January 21, 2023 or upon the occurrence of the Liquidity Event. Upon an Event of Default, interest on the Notes immediately accrues thereafter at a rate equal to 18% per annum which shall be paid in cash monthly until the Default is cured. The Company shall have the option to prepay the Notes at any time after the Original Issue Date prior to or on the Maturity Date at an amount equal to 120% of the Prepayment Amount. Upon or following the occurrence of a Liquidity Event or an Event of Default, at the option of the holder, the Notes are convertible into Conversion Shares. The number of Conversion Shares to be issued upon each conversion is determined by dividing the Conversion Amount by the applicable Conversion Price then in effect, if the holder does not exercise its option to convert this Note upon or following the occurrence of a Liquidity Event, the Company shall be required to pay the amounts owing thereunder on the Liquidity Date in cash, as required therein. The Company shall not affect any conversion of the Notes, and a holder shall not have the right to convert any portion of the Notes, to the extent that after giving effect to the conversion, the holder (together with the holder’s Affiliates, and any other Persons acting as a group together with the Holder or any of the holder’s Affiliates would beneficially own in excess of 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion thereof. The holder, upon notice to the Company, may increase or decrease such percentage, but in no event shall it exceed 9.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon conversion of the Note held by the holder.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended March 31, 2022.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the period ended March 31, 2022.

Results of Operations

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Comparison of the Three Months Ended March 31, 2022 with the Three Months Ended March 31, 2021

Revenue. For the three months ended March 31, 2022, we generated revenues of $1,551,542 as compared to $239,013 for the three months ended March 31, 2021. The increase revenue was due primarily to sales of air purification systems from our Box Pure Air division.

Cost of Revenues. For the three months ended March 31, 2022, cost of revenue increased to $1,369,516 from $304,739 for the three months ended March 31, 2021. The increase was mainly due to higher shipments of air purification systems from our Box Pure Air division.

Gross Profit. As a result of the foregoing, our gross profit was $182,026 for the three months ended March 31, 2022, compared with a loss of ($65,726), for the three months ended March 31, 2021. The increase in our gross profit was primarily a result of higher revenues from our Box Pure Air division.

Selling, General and Administrative Expenses (“SG&A”). Our SG&A expenses increased to $1,619,462 for the three months ended March 31, 2022, from $1,046,693 for the three months ended March 31, 2021. The increase was due primarily to higher general and administrative costs.

Other Income (Expense). For the three months ended March 31, 2022, other expense was ($60,337), compared to other expense of ($248,720) for the three months ended March 31, 2021. The decrease in other expense was primarily due to no loss on settlement of debt and change in fair value of derivative liabilities.

Net Income (Loss). The Company’s net loss attributable to SinglePoint Inc Stockholders was ($1,422,463) compared to net loss of ($1,361,139) for the three months ended March 31, 2022, and 2021 respectively. The increase in net loss was mainly due to the decrease in expenses.

Liquidity and Capital Resources

As of March 31, 2022, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to maintain profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

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

Operating Activities

Cash used in operating activities – Net cash used in operating activities was $634,885 for the three months ended March 31, 2022, primarily as a result of our net loss attributable to SinglePoint Inc stockholders of $1,422,463, partially offset by common stock issued for services in the amount of $240,000 and an increase of $442,754 in accrued expenses. Net cash used in operating activities was $997,882 for the three months ended March 31, 2022 primarily as a result of our net loss attributable to SinglePoint Inc stockholders of $1,141,731 and changes in inventory of ($220,858), offset partially by loss on debt settlement of $151,727 due to primarily due to settlement of outstanding convertible debt, and a change in accounts payable of $407,463 due to general operating activities

Investing Activities

Cash flow provided by (used in) investing activities –During the three months ended March 31, 2022, the Company had no cash flow provided by or used in investing activities. During the three months ended March 31, 2021, the Company used $25,000 for investing activities related to the acquisition of Energy Wyze.

Financing Activities

Cash flow from financing activities – During the three months ended March 31, 2022, our financing activities provided cash of $563,456 primarily from proceeds from the sale of common stock. During the three months ended March 31, 2021, our financing activities provided cash of $2,516,095 primarily from proceeds from the sale of Class C Preferred Stock of $760,000 and Class D Preferred Stock of $1,500,000.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

During the three months ended March 31, 2022, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based on that evaluation, our management, including our President and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

On February 22, 2022, a Senior Judge signed the order stating that Defendants SIRC and Massey’s Motion to Dismiss was granted in part and denied in part. With respect to Defendant Massey, the Court dismissed all claims against him for lack of personal jurisdiction. With respect to Defendant SIRC, the Court dismissed the following claims from the Second Amended Complaint under Federal Rule of Civil Procedure 12(b)(6): (a) unfair competition (count seven); (b) intentional interference with contract/business expectancy (count nine); (c) conversion (count ten); and (d) unjust enrichment (count eleven). The remaining claims against Defendant SIRC survived the Motion to Dismiss and remain before the Court. The court ordered that Plaintiffs’ Motion to Compel Arbitration of all of Defendant Diaz’s counterclaims under his Employment Agreement with SDS was granted. The Court ordered the dismissal of the following claims from the FAC: count three in its entirety, count six as to Defendant Diaz, and counts five, nine, ten, eleven, and thirteen as to Diaz, to the extent those claims are based on Diaz’s rights and responsibilities under the Employment Agreement subject to arbitration. The court further ordered that Counterdefendants’ Motion to Dismiss was granted in part and denied in part

Item 1A. Risk Factors

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Name of Exhibit
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SINGLEPOINT INC.

Dated: May 16, 2022	By:	/s/ William Ralston
William Ralston
Chief Executive Officer, Director

