Form 10-Q
period 2022-06-30
SinglePoint Inc.
filed 2022-08-15
CIK 1443611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 10, 2022, the Company had 89,940,121 outstanding shares of its common stock, par value $0.0001.

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

2

SINGLEPOINT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2022	December 31, 2021

ASSETS
CURRENT ASSETS:
Cash	$2,390,474	$191,485
Accounts receivable, net	2,048,464	90,763
Prepaid expenses	391,174	40,847
Inventory	1,746,242	70,250
Contract Assets	251,611	-
Note receivable from related party	63,456	63,456
Current portion of deferred compensation, net of discount	60,373	60,373

Total Current Assets	6,951,794	517,174

NON-CURRENT ASSETS:
Property, net	258,426	54,105
Right of use asset	1,344,464	-
Intangible assets, net	3,520,691	34,485
Goodwill	8,487,536	1,702,119
Deferred compensation, net of current portion	30,187	60,374

Total Assets	$20,593,098	$2,368,257

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$4,368,172	$231,816
Accrued expenses, including accrued officer salaries	1,830,245	512,214
Current portion of convertible notes payable, net of debt discount	5,720,165	10,500
Unearned Revenue	4,365,822	-
Lease liability, current portion	257,972	42,164
Advances from related party	467,124	415,068
Accrued preferred share dividends	161,136	-
Current Portion of notes payable, net of debt discount	1,684,615	1,020,350

Total Current Liabilities	18,855,251	2,232,112

LONG-TERM LIABILITIES:
Convertible notes payable, net of current portion	1,092,904	-
Lease liability, net of current portion	1,125,435	5,353
Advances from related party, net of current portion	498,934	602,363
Long-term notes payable, net of debt discount	720,365	767,160

Total Liabilities	22,292,889	3,606,988

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (DEFICIT)
Undesignated preferred stock, par value $0.0001; 39,995,000 shares authorized as of June 30, 2022, and December 31, 2021, respectively;

Class A convertible preferred stock, par value $0.0001; 60,000,000 shares authorized; 56,108,617 and 56,353,015 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	5,611	5,635

Class B convertible preferred stock, par value $0.0001; 1,500 shares authorized; 0 and 48 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	-	-

Class C convertible preferred stock, par value $0.0001; 1,500 shares authorized; 282 and 760 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	-	-

Class D convertible preferred stock, par value $0.0001; 2,000 shares authorized; 2,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	-	-

Class E convertible preferred stock, par value $0.0001; 1,550 shares authorized; 1,550 and no shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	-	-

Common stock, par value $0.0001; 5,000,000,000 shares authorized; 89,940,121 and 58,785,924 shares issued and outstanding as of June 30, 2022, and December 31, 2021, respectively	8,994	5,879

Additional paid-in capital	88,993,884	85,853,388
Accumulated deficit	(91,069,111)	(86,158,902)
Total Singlepoint Inc. stockholders' equity (deficit)	(2,060,622)	(294,000)
Non-controlling interest	360,831	(944,731)
Total Stockholders' Equity (Deficit)	(1,699,791)	(1,238,731)

Total Liabilities and Stockholders' Equity (Deficit)	$20,593,098	$2,368,257

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

REVENUE	$4,534,681	$454,822	$6,086,223	$693,835

Cost of Revenue	3,204,841	302,332	4,574,357	607,071

Gross profit	1,329,840	152,490	1,511,866	86,764

Selling, general and administrative expense ("SG&A")	4,522,284	1,284,232	6,141,746	2,330,925

INCOME (LOSS) FROM OPERATIONS	(3,192,444)	(1,131,742)	(4,629,880)	(2,244,161)

OTHER INCOME (EXPENSE):
Interest expense	(64,790)	(12,404)	(118,968)	(67,769)
Amortization of debt discounts	(342,294)	-	(348,453)	-
Other Income	147,039	-	147,039	-
Gain (loss) on settlement of debt	-	-	-	(151,727)
Warrant Expense	-	-	-	-
Gain (loss) on change in fair value of derivative liability and equity securities	-	-	-	(41,627)

Other income (expense)	(260,045)	(12,404)	(320,382)	(261,123)

INCOME (LOSS) BEFORE INCOME TAXES	(3,452,489)	(1,144,146)	(4,950,262)	(2,505,284)

Income taxes	-	-	-	-

NET INCOME (LOSS)	(3,452,489)	(1,144,146)	(4,950,262)	(2,505,284)

Loss (income) attributable to non-controlling interests	125,879	145,657	201,189	365,065

NET INCOME (LOSS) ATTRIBUTABLE TO SINGLEPOINT INC. STOCKHOLDERS	$(3,326,610)	$(998,489)	$(4,749,073)	$(2,140,219)

Net income (loss) per share - basic	$(0.04)	$(0.03)	$(0.06)	$(0.06)

Weighted average number of common shares
outstanding - basic	84,951,404	38,213,035	78,205,892	36,400,337

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Preferred Stock Class A Par Value $0.0001		Preferred Stock Class B Par Value $0.0001		Preferred Stock Class C Par Value $0.0001		Preferred Stock Class D Par Value $0.0001		Preferred Stock Class E Par Value $0.0001		Common Stock Par Value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total Stockholders' Equity (Deficit)
Balance, December 31, 2021	56,353,015	$5,635	48	$-	760	-	2,000	-	-	-	58,785,924	$5,879	$85,853,388	$(86,158,902)	$(944,731)	$(1,238,731)

Issuance of common shares for services											1,500,000	150	239,850			240,000
Issuance of common shares for cash											6,632,390	663	498,609			499,272
Conversion of preferred shares	(114,117)	(11)									2,852,925	285	(274)			-

Net loss														(1,422,463)	(75,310)	(1,497,773)

Balance, March 31, 2022	56,238,898	$5,624	48	$-	760	-	2,000	-	-	-	69,771,239	$6,977	$86,591,573	$(87,581,365)	$(1,020,041)	$(1,997,232)

Issuance of common shares for services and closing costs											9,626,000	963	870,075			871,038
Issuance of preferred shares for cash									1,550	-		-	1,488,000			1,488,000
Conversion of preferred shares	(130,281)	(13)	(48)	-	(478)	-					9,870,052	987	(974)			-
Accrued preferred share dividends														(161,136)		(161,136)
Issuance of common shares for convertible note											672,830	67	45,210			45,277
Effect of acquisition on non-controlling interest															1,506,751	1,506,751
Net loss														(3,326,610)	(125,879)	(3,452,489)

Balance, June 30, 2022	56,108,617	$5,611	-	$-	282	-	2,000	-	1,550	-	89,940,121	$8,994	$88,993,884	$(91,069,111)	$360,831	$(1,699,791)

Balance, December 31, 2020	60,000,000	$6,000	408	$-	-	-	-	-	-	-	33,075,711	$3,308	$78,132,202	$(80,785,887)	$(553,799)	$(3,198,176)

Issuance of common shares for services											66,667	7	17,993			18,000
Issuance of preferred shares for cash					760	-	1,500	-		-			2,260,000			2,260,000
Issuance of common shares for acquisition											168,350	17	499,983			500,000
Issuance of common shares for principal and accrued interest on convertible notes											1,733,333	173	3,106,827			3,107,000
Conversion of preferred shares	(1,000,000)	(100)									333,333	33	67			-

Net loss														(1,141,731)	(219,408)	(1,361,139)

Balance, March 31, 2021	59,000,000	$5,900	408	$-	760	-	1,500	-	-	-	35,377,394	$3,538	$84,017,072	$(81,927,618)	$(773,207)	$1,325,685

Issuance of common shares for services											66,667	5	35,860			35,865
Issuance of preferred shares for cash							500	-		-			500,000			500,000
Issuance of common shares for principal and accrued interest on convertible notes											362,988	37	271,748			271,785
Conversion of preferred shares	(2,461,715)	(246)	(285)								5,286,728	529				283
Rounding adjustment in connection with reverse split											1,744,343	174				174
Net loss														(998,487)	(145,657)	(1,144,146)

Balance, June 30, 2021	56,538,285	$5,654	123	$-	760	-	2,000	-	-	-	42,838,120	$4,283	$84,824,680	$(82,926,105)	$(918,864)	$989,648

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended
	June 30, 2022	June 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Singlepoint Inc. stockholders	$(4,749,073)	$(2,140,219)

Adjustments to reconcile net loss to net cash used in operating activities
Loss attributable to non-controlling interests	(201,189)	(365,065)
Common stock issued for services and closing costs	1,111,038	53,867
Bad Debt Expense	105,040	-
Depreciation	85,503	28,883
Amortization of intangibles	83,094	7,260
Amortization of debt discounts	348,453	-
Amortization of deferred compensation	30,187	-
(Gain) loss on change in fair value of equity securities	-	41,627
Goodwill impairment charge	28,005	-
(Gain) loss on debt settlement	-	151,727
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(222,944)	(297,539)
Prepaid expenses	(139,364)	(100,952)
Inventory	(109,071)	(68,180)
Contract Asset	(7,311)	-
Accounts payable	935,068	395,045
Accrued expenses	297,527	110,305
Unearned Revenue	560,595	-

NET CASH USED IN OPERATING ACTIVITIES	(1,844,442)	(2,183,241)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(1,283,613)	-
Cash paid for acquisition related expenses	-	(25,000)
Cash paid for property, plant and equipment	(71,966)	(16,120)

NET CASH USED IN INVESTING ACTIVITIES	(1,355,579)	(41,120)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	499,271	-
Proceeds from advances from related party	93,627	211,397
Proceeds from notes payable	-	311,070
Proceeds from issuance of convertible notes	3,777,500	-
Payments on advances to related party	(145,000)	(8,295)
Payments on convertible notes payable	-	(75,000)
Payments on capital lease obligations	(64,388)	(32,177)
Payments on notes payable	(250,000)	(286,518)
Proceeds from sale of preferred stock - Class C	-	760,000
Proceeds from sale of preferred stock - Class D	-	2,000,000
Proceeds from sale of preferred stock - Class E	1,488,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,399,010	2,880,477

NET CHANGE IN CASH	2,198,989	656,116

Cash at beginning of period	191,485	198,473

Cash at end of period	$2,390,474	$854,589

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$32,669	$-
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash consideration given for acquisitions through issuance of common stock and notes payable	$2,422,836	$550,000
Original issue discount from issuance of notes payable	$1,523,198	$-
Common stock issued for conversion of debt and accrued interest	$45,277	$-
Conversion of preferred stock to common stock	$24	$100
Inventory transferred to Related Party for Note Receivable	$-	$63,456
Investment in Jacksam transferred for reduction in Related Party debt	$-	$547,010
Non-cash portion of termination agreement removing accrued compensation and Related Party debt in exchange for stock and new Related Party note	$-	$1,120,852
Deferred stock compensation recognized for acquisitions	$-	$450,000
Discount recognized on deferred stock compensation for acquisitions	$-	$110,402

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SINGLEPOINT INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Corporate History

On May 14, 2019, SinglePoint Inc. (“SinglePoint” or “the Company”) established a subsidiary, SinglePoint Direct Solar LLC (“Direct Solar America”), completing the acquisition of certain assets of Direct Solar LLC and AI Live Transfers LLC. The Company owns Fifty One Percent (51%) of the membership interests of Direct Solar America. On January 26, 2021, the Company acquired 100% ownership of EnergyWyze, LLC, a limited liability company (“EnergyWyze”). On February 26, 2021, the Company purchased 51% ownership of Box Pure Air, LLC, (“Box Pure Air”). On April 21, 2022 the Company purchased 80.1% membership interests in The Boston Solar Company, LLC (“Boston Solar”).

Business

We are a company focused on providing renewable energy solutions and energy-efficient applications to drive better health and living. We currently have core subsidiaries specialized in solar energy and air purification. We built our portfolio through synergistic acquisitions, and partnerships. The Company’s initial focus is on solar energy. Through technology solutions we believe we will increase efficiencies across various markets. We strive to create long-term value for our shareholders by helping our partner companies to increase their market penetration, grow revenue and improve cash flow. As of June 30, 2022, we have six subsidiaries, Boston Solar, 80.1% interest, EnergyWyze LLC, 100% interest, Box Pure Air, 51% interest, Direct Solar America, 51% interest, Discount Indoor Garden Supply, Inc. (“DIGS”), 90% interest, and ShieldSaver, LLC (“ShieldSaver”), 51% interest. Our principal offices are located at 2999 North 44th Street Suite 530, Phoenix, AZ 85018, telephone: (888) 682-7464. In April 2021, we formalized and completed the spin-off of 1606 Corp. We intend to spin-off additional assets or non-core subsidiaries in the future, although there are no definitive arrangements in place.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2022, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As of June 30, 2022, the Company had $2,390,474 in cash. The Company’s net losses incurred for the six months ended June 30, 2022, were $4,749,073 and working capital deficit was $11,903,457 at June 30, 2022.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our consolidated financial position as of June 30, 2022, and December 31, 2021, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the year ended December 31, 2021, and our other reports on file with the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The consolidated financial statements include the accounts of Singlepoint, Direct Solar America, Box Pure Air, EnergyWyze, DIGS, and ShieldSaver as of June 30, 2022, and December 31, 2021, and for the three and six months ended June 30, 2022 and 2021, and the accounts of Boston Solar as of June 30, 2022, and the period from April 21, 2022 (acquisition date) through June 30, 2022. All significant intercompany transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of ninety days or less at the time of purchase to be cash equivalents. The Company maintains deposits in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had $1,640,474 deposits in excess of amounts insured by the FDIC as of June 30, 2022.

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

The Company uses three categories for disaggregated revenue classification:

(1)	Retail Sales (Box Pure Air, DIGS),

(2)	Distribution (1606 and related products through the date of spin-off, DIGS) and,

(3)	Services Revenue (Boston Solar, Direct Solar, EnergyWyze).

Additionally, the Company also disaggregates revenue by subsidiary:

(1)	Singlepoint (parent company)

(2)	Direct Solar America

(4)	EnergyWyze

(5)	Box Pure Air

(6)	Boston Solar

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

Services Revenue. Our services revenue includes services provided by Boston Solar which provides installation of solar panels for residential and commercial properties. Direct Solar America, which earns commission revenue for solar services placed with third-party contractors and recognizes revenue upon date of completion of installation. Cash received in advance of contract completion is recognized as deferred revenue until contracts are complete. Singlepoint’s merchant services provides payment services to businesses with revenue recognized upon the close and remittance of commissions each month. EnergyWyze generates and sells marketing leads to the solar industry. Service revenue is recognized as the performance obligations are fulfilled, with the customer taking risk of ownership and assuming risk of loss. Payment for service revenue is generally due upon completion.

Construction Contract Performance Obligations, Revenues and Costs. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account. The Company evaluates whether two or more contracts should be combined and accounted for as one performance obligation and whether the combined or single contract should be accounted for as more than one performance obligation. This evaluation requires significant judgment, and the decision to combine a group of contracts or separate a single contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period. The Company's installation contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contract and integrated and, therefore, not distinct. Less commonly, the Company may promise to provide distinct goods or services within a contract, in which case the contract is separated into more than one performance obligation. If a contract is separated into more than one performance obligation, the total transaction price is allocated to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation.

The primary method used to estimate standalone selling price of each performance obligation is the expected cost plus a margin approach, under which the Company estimates the costs of satisfying the performance obligations and then adds appropriate margins.

The Company recognizes revenue over time on its contracts when it satisfies a performance obligation by continuously transferring control to a customer. The customer typically controls the contract and related service, as evidenced by contractual termination clauses or by contract terms specifying the Company's rights to payment for work performed to date, plus a reasonable profit to deliver products or services that do not have an alternative use to the Company.

Management has determined that using contract costs as an input method depicts the continuous transfer of control to customers as the Company incurs these costs from fixed-price or lump-sum contracts.

Under this method, actual direct contract costs incurred are compared to total estimated contract costs for each contract to determine a percentage depicting progress toward contract completion or satisfaction of performance obligations. This percentage is applied to the contract price or allocated transaction price to determine the amount of cumulative revenue to recognize.

Contract costs include all installed materials, direct labor and subcontract costs. Operating costs are charged to expense as incurred.

Contract costs incurred that do not contribute to satisfying performance obligations and are not reflective of transferring control to the customer, such as uninstalled materials and rework labor, are excluded from the percent complete calculation.

Contract Estimates

The estimation of total revenue and cost at completion requires significant judgment and involves the use of various estimation techniques. Management must make assumptions and estimates regarding labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials, and the performance of subcontractors. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenue. Such changes are recognized in the period in which the revisions are determined. If, at any time, the estimate of contract profitability indicates an anticipated loss on the contract, a provision for the entire loss is recognized in the period in which it is identified.

Contract Modifications

Contract modifications are routine in the performance of the Company's contracts. Contracts are often modified to account for changes in the contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct and are accounted for as part of the existing contract.

Contract Assets and Liabilities

Billing practices are governed by the contract terms of each project based primarily on costs incurred, achievement of milestones or predetermined schedules. Billings do not necessarily correlate with revenue recognized over time. Contract assets represent revenues recognized in excess of amounts billed. Contract liabilities represents billings in excess of revenues recognized.

Accrued revenue includes amounts which have met the criteria for revenue recognition and have not yet been billed to the client.

The Company's residential contracts include payments terms that call for payment upon receipt of the invoice, and their commercial contracts call for payment between 15 and 60 days from the invoice date, primarily within 30 days.

Accounts Receivable

The Company carries its accounts receivable at the amount management expects to collect from outstanding receivables. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, when deemed necessary, based on historic write offs and collections and current credit conditions.

Accounts receivable is net of an allowance for doubtful accounts of $44,805 and $0 as of June 30, 2022, and December 31, 2021, respectively. During the three and six months ended June 30, 2022, the Company did not write off any receivables.

Inventory

Inventory consists primarily of photovoltaic modules, inverters, racking and associated finished parts required for the assembly of photovoltaic systems. Inventories are valued at the lower of cost or net realizable value determined by the first-in, first-out method. The Company writes down its inventory for estimated obsolescence equal to the difference between the carrying value of the inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Inventory is net of a reserve for obsolescence of $96,394 and $0 as of June 30, 2022, and December 31, 2021, respectively.

Accrued Warranty and Production Guarantee Liabilities

As a standard practice, the Company warranties its labor for ten years from the completion date of their installation projects and passes through manufacturer warranties on products installed. These warranties are not separately priced, therefore, costs related to the warranties are accrued when management determines they are able to estimate them. Management has not separately accounted for the actual warranty costs each year, and has accrued based on their best estimates as of each year end.

As a standard practice, the Company provides a two-year production guarantee on installed solar systems. These production guarantees are not separately priced, therefore, costs related to production guarantees are accrued based on management's best estimates as of each year end. Separately, the Company offers customers an optional ten-year production guarantee that can be purchased for $1,000.

Returns and other adjustments

The Company records an estimate for provisions of discounts, returns, allowances, customer rebates and other adjustments for each shipment, and are netted with gross sales. The Company’s discounts and customer rebates are known at the time of sale and the Company appropriately debits net product revenues for these transactions based on the known discount and customer rebates. The Company estimates for customer returns and allowances based on estimates of historical transactions and accounts for such provisions during the same period in which the related revenues are earned. Customer discounts, returns and rebates on product revenues during the quarter ended June 30, 2022, are not material.

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

The following table summarizes the number of shares of common stock issuable pursuant to our convertible securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2022	2021

Class A Preferred Stock	1,402,715,425	1,413,457,125
Class B Preferred Stock	-	806,557
Class C Preferred Stock, including accrued dividends	4,903,394	747,540
Class D Preferred Stock, including accrued dividends	32,569,191	1,395,349
Class E Preferred Stock, including accrued dividends	24,657,963	-
Convertible notes	12,703,579	20,000
Warrants	4,129,091	10,000,000
Potentially dilutive securities	1,481,678,643	1,428,295,424

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

NOTE 3 – UNCOMPLETED CONTRACTS

Deferred costs and estimated earnings and billings on uncompleted contracts consist of the following as of June 30, 2022 and December 31, 2021:

	2022	2021
Deferred costs	$244,300	$-
Estimated earnings
	244,300	-
Add: billings to date	7,311	-
Deferred costs and costs and estimated earnings in excess of related billings on uncompleted contracts	$251,611	$-

Deferred costs include permitting costs to fulfill contracts on installations in progress

NOTE 4 – ACQUISITIONS, GOODWILL, AND INTANGIBLE ASSETS

Boston Solar Acquisition

On April 21, 2022, the Company completed the acquisition of 80.1% of the membership interests in Boston Solar, a leading residential, small commercial solar energy, procurement, and construction (“EPC”) company focused on customers in the greater Boston area. This acquisition solidifies the Company’s EPC acquisition strategy. The total consideration paid for the purchased interests was $6,064,858 consisting of: $2,287,168 of cash paid at closing; issuance of a note payable in 14,781,938 shares of Company common stock with a fair value of $1,252,273; issuance of a promissory note with a fair value of $897,306; issuance of a convertible promissory note with a fair value of $1,378,111 payable in cash or shares of Company common stock at the holder’s option; and a $250,000 holdback of additional cash. The Company incurred acquisition related expenses of approximately $615,000 during the six months ended June 30, 2022, which were recognized in SG&A within the Company’s consolidated statement of income.

The Company accounted for the acquisition as a purchase of a business and recorded the excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed as goodwill. The total purchase price was provisionally allocated as follows:

Goodwill	$6,785,416
Tangible assets	4,787,928
Intangible asset – tradename/trademarks (10-year life)	3,008,100
Intangible asset – IP/technology (7-year life)	438,000
Intangible asset – non-competes (3-year life)	123,200
Total liabilities	(7,571,036)
Non-controlling interest	(1,506,750)
Total consideration paid for 80.1% interest	$6,064,858

Revenue of $3,839,773 and a net loss of $721,964 related to Boston Solar for the period from the April 21, 2022 acquisition date through the end June 30, 2022 are included in the Company’s accompanying consolidated statement of operations. These results are prior to consideration for non-controlling interest.

The following supplemental unaudited pro forma information presents the consolidated results of the Company’s operations as if the acquisition of Boston Solar on April 21, 2022 had been consummated on April 1, 2021. This supplemental unaudited pro forma information is based solely on the historical unaudited financial results for the Boston Solar acquisition and does not include operational or other changes which might have been affected by the Company. The supplemental unaudited pro forma information presented below is for illustrative purposes only and is not necessarily indicative of the results which would have been achieved or results which may be achieved in the future:

	Three Months Ended June 30,
	2022	2021
Revenue, net	$5,333,803	$4,501,773
Net loss	$(3,348,902)	$(667,789)

Goodwill

The following table presents details of the Company’s goodwill as of June 30, 2022, and December 31, 2021:

	Boston Solar	Direct Solar America	Box Pure Air	EnergyWyze	Total
Balances at December 31, 2021:	$-	$1,212,968	$414,151	$75,000	$1,702,119
Aggregate goodwill acquired	6,785,416	-	-	-	6,785,416
Impairment losses	-	-	-	-	-
Balances at June 30, 2022:	$6,785,416	$1,212,968	$414,151	$75,000	$8,487,536

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Goodwill and certain intangible assets are assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. Specifically, a goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses level 3 inputs and a discounted cash flow methodology to assess impairment. A discounted cash flow analysis requires various judgmental assumptions to be made including future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units.

Intangible Assets

The following table presents details of the Company’s intangible assets (excluding goodwill) as of June 30, 2022:

	IP / Technology	Tradename Trademarks	Non - Competes	Other	Total
Balances at December 31, 2021:	$-	$-	$-	$34,485	$34,485
Intangibles acquired	438,000	3,008,100	123,200	-	3,569,300
Less: Amortization	11,732	56,402	7,700	7,260	83,094
Balances at June 30, 2022:	$426,268	$2,951,698	$115,500	$27,225	$3,520,691

 Estimated amortization expense:

Year Ending December 31,
2022 (remainder)	$209,484
2023	418,968
2024	409,893
2025	376,215
2026	363,381
Thereafter	1,742,750
Total	$3,520,691

NOTE 5 - NOTES PAYABLE

Notes Payable

Seller Note Payable. On April 21, 2022 the Company entered into an unsecured note payable with a former owner of Boston Solar as part of the Boston Solar acquisition. The face value of the note is $1,000,000 with no stated interest. Principal payments are due as follows: $250,000 due October 31, 2022, $250,000 due April 30, 2023, and $500,000 due October 31, 2023. The fair value of the note was determined to be $897,306 at the date of acquisition with the difference between the stated value and the fair value being amortized to interest expense over the 18 month period. At June 30, 2022, $475,075 is included in Current portion of notes payable and $475,075 is included Long-term notes payable.

Note Purchase Agreement. In July 2021the Company entered into a Note Purchase Agreement with Bucktown Capital LLC (“BCL”) whereby the Company agreed to issue and sell to BCL a promissory note in the principal amount of $1,580,000 (the “Note”). The Note bears interest at the rate of Eight Percent (8%) per annum, and provides that for the calendar quarter beginning on January 1, 2022 and continuing for each calendar quarter thereafter until the Note is paid in full, the Company will make quarterly cash payments to BCL equal to $250,000. The Company may choose the frequency and amount of each payment (subject to a minimum payment of $50,000) during each applicable quarter so long as the aggregate amount paid during each quarter is equal to $250,000. The Note matures in July 2024. The Note contains the following covenants: (i) Company will timely file on the applicable deadline all reports required to be filed with the SEC pursuant to Sections 13 or 15(d) of the 1934 Act, and will take all reasonable action under its control to ensure that adequate current public information with respect to Company, as required in accordance with Rule 144 of the 1933 Act, is publicly available, and will not terminate its status as an issuer required to file reports under the 1934 Act even if the 1934 Act or the rules and regulations thereunder would permit such termination; (ii) the Common Stock shall be listed or quoted for trading on any of (a) NYSE, (b) NASDAQ, (c) OTCQX, (d) OTCQB, or (e) OTC Pink; (iii) trading in Company’s Common Stock will not be suspended, halted, chilled, frozen, reach zero bid or otherwise cease trading on Company’s principal trading market for more than two (2) consecutive Trading Days; and (iv) Company will not enter into any financing transaction with John Kirkland or any of his affiliated entities. The Company was in compliance with these covenants at December 31, 2021. The Note is not convertible into any securities of the Company. At June 30, 2022, $1,209,776 is included Current Portion of notes payable and $69,380 is included in Long-term notes payable.

SBA Loan. In May 2020, the Company received loan proceeds of $150,000 under the SBA’s Economic Injury Disaster Loan program (“EIDL”). The EIDL dated May 22, 2020, bears interest at 3.75%, has a 30-year term, is secured by substantially all assets of the Company, and is due in monthly installments of $731 beginning May 1, 2021. At June 30, 2022, $10,234 is included Current Portion of notes payable and $139,766 is included in Long-term notes payable.

Convertible Notes Payable

Purchase Agreement. On April 21, 2022, the Company entered a Securities Purchase Agreement (the “Purchase Agreement”) with Cameron Bridge LLC, Target Capital LLC, and Walleye Opportunities Master Fund Ltd. (collectively the “Investors”), whereby the Investors purchased from the Company, and the Company issued, an aggregate principal amount of $4,885,353 of 15% original issue discount convertible promissory notes (each, a “Note” and collectively, the “Notes”), and (ii) warrants to purchase shares of Common Stock of the Company (each, a “Warrant” and collectively, the “Warrants”). Pursuant to the terms of the Purchase Agreement the Company (and or The Boston Solar Company LLC (“Boston Solar”) also entered into the following agreements (also collectively referred to as the “Transaction Documents”): Registration Rights Agreement, Assignment of Boston Solar Membership Interest, Guarantor Security Agreement, Guaranty, and Pledge and Escrow Agreement. In order to secure the full and timely payment and performance of all of the Company’s Obligations to the Investors under the Transaction Documents, the Company agreed to transfer, pledge, assign, and grant to the Investors a continuing lien and security interest in all right, title and interest of the Company’s 80.1% of the issued and outstanding Membership Interests of Boston Solar. Boston Solar guaranteed the obligations of the Company under the Notes and granted the Investors a security interest in and pledged its assets as collateral for the Notes, in the event of a default on the terms of the Notes. The Company agreed that it will prepare and, as soon as practicable, but in no event later than the Filing Deadline (as defined below), file with the Commission a registration statement; registering for resale (a) at least the number of shares of Common Stock equal to 125% of the sum of the maximum number of shares of Common Stock issuable upon conversion of the Notes at the initial conversion price thereof, and (b) 100% of the Warrant Shares (the “Initial Required Registration Amount”). The Registration Statement filed hereunder shall be on Form S-1 in connection with the Liquidity Event. “Liquidity Event” means a public offering of Common Stock (or units consisting of Common Stock and warrants to purchase Common Stock), resulting in the listing for trading of the Common Stock on the NYSE American, the Nasdaq Capital Market, the Nasdaq Global Market, the Nasdaq Global Select Market, or the New York Stock Exchange (or any successors to any of the foregoing). ”Filing Deadline” means: (i) with respect to the Initial Registration Statement, the earlier of (a) the date that a Registration Statement is filed in connection with the Liquidity Event and (b) 180 days. Each Note was designated as a 15% Convertible Promissory Note due the earlier of January 21, 2023 or upon the occurrence of the Liquidity Event. Upon an Event of Default, interest on the Notes immediately accrues thereafter at a rate equal to 18% per annum which shall be paid in cash monthly until the Default is cured. The Company shall have the option to prepay the Notes at any time after the Original Issue Date prior to or on the Maturity Date at an amount equal to 120% of the Prepayment Amount. Upon or following the occurrence of a Liquidity Event or an Event of Default, at the option of the holder, the Notes are convertible into Conversion Shares. The number of Conversion Shares to be issued upon each conversion is determined by dividing the Conversion Amount by the applicable Conversion Price then in effect, if the holder does not exercise its option to convert this Note upon or following the occurrence of a Liquidity Event, the Company shall be required to pay the amounts owing thereunder on the Liquidity Date in cash, as required therein. The Company shall not affect any conversion of the Notes, and a holder shall not have the right to convert any portion of the Notes, to the extent that after giving effect to the conversion, the holder (together with the holder’s Affiliates, and any other Persons acting as a group together with the Holder or any of the holder’s Affiliates would beneficially own in excess of 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon conversion thereof. The holder, upon notice to the Company, may increase or decrease such percentage, but in no event shall it exceed 9.99% of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon conversion of the Note held by the holder. At June 30, 2022 all of the note, $4,053,714, net of the original issue discount and debt issuance costs, is included in Current portion of convertible notes payable. Additionally, at June 30, 2022, there has been no Liquidity Event or event of default, and as such, the note is not convertible and no warrants have been issued.

Seller Note Payable in Shares. On April 21, 2022, the Company issued an unsecured 36-month seller note to the chief executive officer of Boston Solar in the amount of $1,940,423 payable in shares of the Company’s common stock based on the volume weighted average closing share price of the Company’s common stock over the 60 trading days prior to April 21, 2022. The payments begin six months after April 21, 2022 and are paid quarterly over 30 months. The fair value of the note was determined to be $1,252,272. The difference between the stated value and the fair value is being amortized to interest expense over the 36-month period. At June 30, 2022, $232,743 is included in Current portion of convertible notes payable, and $1,062,538 is included in Long-term portion of convertible notes payable.

Seller Convertible Note. On April 21, 2022, the Company issued an unsecured convertible note of $976,016 to the chief executive office of Boston Solar, payable in cash or in shares of the Company’s common stock at the holder’s option at a 20% discount to the market based on a predetermined formula. The stated interest rate on the note is 12.5 percent. The fair value of the note on April 21, 2022, was determined to be $1,378,111, a premium of $409,095. The note is due March 31, 2023. At June 30, 2022, all of the note, $1,378,111 is included in Current portion of convertible notes payable.

EnergyWyze. Related to the acquisition of EnergyWyze, the Company incurred an initial purchase consideration obligation of $450,000 with a fair value of $339,599. The remaining fair value amount of the purchase obligation at June 30, 2022, is $75,464, of which $45,099 is included in Current Portion of notes payable and $30,365 is included in Long-term notes payable

Other. In October 2016 the Company issued a convertible note payable in the amount of $10,500 to an accredited investor with interest at 0%, due October 2017, convertible at $0.525 per share. This note is currently in default and included in Current Portion of convertible notes payable.

As of June 30, 2022, the Company was in compliance with all covenants of its debt agreements, except for the $10,500 convertible note that is currently in default and included in Current Portion of convertible notes payable.

NOTE 6 – LEASES

Boston Solar was acquired on April 21, 2022, and has fixed rate non-cancelable operating lease agreements for office, warehouse, and parking real estate; vehicles; and tools. The monthly operating lease payments for real estate are from $4,372 to $18,466 and end September 2027. Vehicle leases range from $644 to $821 per month, and their end dates from December 2023 to September 2026. Tools lease payments are $1,312 per month and end March 2027. Total lease expense for the three months ended June 30, 2022 is $81,420. At April 21, 2022, as part of the acquisition, the Company recognized initial ROU Assets and Lease Liabilities related to Boston Solar of $1,400,278 and $(1,400,278), respectively.

Future minimum operating lease payments are as follows:

Year Ending December 31,
2022 (remainder)	$162,840
2023	325,681
2024	313,044
2025	309,058
2026	304,241
Thereafter	209,474
Total	1,624,338
Less: interest	(240,930)
Present value of lease liabilities	$1,383,408
Less: Current portion	(257,972)
Lease liability, net of current portion	$1,125,436

NOTE 7 - STOCKHOLDERS’ EQUITY

Class A Convertible Preferred Shares

As of June 30, 2022, and December 31, 2021, the Company had authorized 100,000,000 shares of preferred stock, $0.0001 par value per share, of which 60,000,000 shares are designated as Class A Convertible Preferred Stock (“Class A Stock”) with $0.0001 par value per share, of which 56,108,617 and 56,353,015 shares were issued and outstanding as of June 30, 2022, and December 31, 2021, respectively.

Each share of Class A Stock is convertible at any time into 25 shares of common stock, totaling 1,402,715,425 shares of common stock assuming full conversion of all outstanding shares as of June 30, 2022. No dividends are payable unless declared by the Board of Directors. Each share of Class A Stock votes with the shares of Common Stock and is entitled to 50 votes per share and ranks senior to all other classes of stock in liquidation in the amount of $1 per share.

Class B Convertible Preferred Stock

As of June 30, 2022, and December 31, 2021, the Company had authorized 1,500 shares of Class B Preferred Stock, $0.0001 par value per share, of which 0 and 48 shares were issued and outstanding as of June 30, 2022, and December 31, 2021, respectively.

Class C Convertible Preferred Stock

On January 28, 2021, the Company amended its Articles of Incorporation to designate 1,500 shares of undesignated preferred stock as Class C Preferred Stock, of which 282 and 760 shares were issued and outstanding as of June 30, 2022 and December 31, 2021, respectively.

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

On June 8, 2022, the Company amended the conversion rights so that each share of the Class C Preferred Stock is convertible, at any time and from time to time from and after the issuance at the option of the Holder thereof, into that number of shares of Common Stock (subject to Beneficial Ownership Limitations) determined by dividing the Stated Value of such share by the lesser of (a) $0.1055 ; and (b) where applicable, a fixed price equaling one hundred percent (100%) of the lowest traded VWAP for the fifteen (15) trading days preceding a conversion.

Class D Convertible Preferred Shares

On March 11, 2021, the Company amended its Articles of Incorporation to designate 2,000 shares of undesignated preferred stock as Class D Preferred Stock, of which 2,000 shares were issued and outstanding as of June 30, 2022, and December 31, 2021.

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

On June 8, 2022, the Company amended the conversion rights so that each share of the Class D Preferred Stock is convertible, at any time and from time to time from and after the issuance at the option of the Holder thereof, into that number of shares of Common Stock (subject to Beneficial Ownership Limitations) determined by dividing the Stated Value of such share by (a) $0.1055; and (b) where applicable, a fixed price equaling one hundred percent (100%) of the lowest traded VWAP for the fifteen (15) trading days preceding a conversion.

Class E Convertible Preferred Shares

On April 7, 2022, Singlepoint Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with GHS Investments, LLC (“GHS”), whereby GHS agreed to purchase, in tranches, up to One Million Five Hundred Thousand Dollars ($1,500,000) of the Company’s Class E Preferred Stock in exchange for One Thousand Five Hundred (1,500) shares of Class E Preferred Stock in three separate tranches. The first tranche (the “Initial Closing Date”), occurred upon execution of the Purchase Agreement with the purchase of Seven Hundred Seven (707) shares of Class E Preferred Stock for Seven Hundred Seven Thousand Dollars ($707,000). The Company completed the second and third tranche of the transactions set forth in the Securities Purchase Agreement and issued 500 shares of Class E Preferred Stock on May 23, 2022 in exchange for Five Hundred Thousand ($500,000) Dollars, and 293 shares of Class E Preferred Stock on June 27, 2022 in exchange for Two Hundred Ninety Three Thousand ($293,000) Dollars. In addition the Company issued GHS fifty shares of Class E Preferred Stock upon the Initial Closing Date as an equity incentive, and warrants to purchase 4,129,091 shares of its common stock at a purchase price of $.114 per share for a period of five years.

The Company has the right to redeem the Class E Preferred Stock, in accordance with the following schedule:

i.

If all of the Class E Preferred Stock are redeemed within ninety (90) calendar days from the issuance date thereof, the Company shall have the right to redeem the Class E Preferred Stock upon three (3) business days’ of written notice at a price equal to one hundred and fifteen percent (115%) of the Stated Value, together with any accrued but unpaid dividends;

ii.

If all of the Class E Preferred Stock are redeemed after ninety (90) calendar days and within one hundred twenty (120) calendar days from the issuance date thereof, the Company shall have the right to redeem the Class E Preferred Stock upon three (3) business days of written notice at a price equal to one hundred and twenty percent (120%) of the Stated Value together with any accrued but unpaid dividends; and

The Company shall pay a dividend of eight percent (8%) per annum on the Class E Preferred Stock. Dividends shall be paid quarterly, and at the Company’s discretion, in cash or Class E Preferred Stock calculated at the purchase price. The Stated Value of the Class E Preferred Stock is $1,200 per share.The Class E Preferred Stock will vote together with the common stock on an as-converted basis subject to the Beneficial Ownership Limitations (as set forth in the Certificate of Designation).The conversion price (the “Conversion Price”) for the Class E Preferred Stock is the amount equal to the lower of (1) a fixed price equaling the closing price of the Common Stock on the trading day immediately preceding the date of the Purchase Agreement, and (2) 100% of the lowest VWAP of the Company’s Common Stock during the fifteen (15) trading days immediately preceding, but not including, the Conversion Date.

From the date of issuance until the date when the original holder no longer holds any shares of Class E Preferred Stock, upon any issuance by the Company or any of its Subsidiaries of Common Stock or Common Stock Equivalents for cash consideration, Indebtedness or a combination of units thereof (a “Subsequent Financing”), such holder may elect, in its sole discretion, to exchange (in lieu of conversion), if applicable, all or some of the shares of Class E Preferred Stock then held for any securities or units issued in a Subsequent Financing on a $1.00 for $1.00 basis. Upon a Subsequent Financing, such holder of at least one hundred (100) shares of Class E Preferred Stock shall have the right to participate in up to an amount of the Subsequent Financing equal to 100% of the Subsequent Financing on the same terms, conditions and price provided for in the Subsequent Financing.

As of June 30, 2022, and December 31, 2021, a total of 39,995,000 shares of preferred stock remains undesignated and unissued.

Common Stock

As of June 30, 2022, and December 31, 2021, the Company’s authorized common stock was 5,000,000,000 shares, at $0.0001 par value per share, with 89,940,121 and 58,785,924 shares issued and outstanding, respectively.

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

Shares issued during the three months ended June 30, 2022

In April 2022, the Company issued 3,257,035 shares of common stock of the Company in exchange for conversion of 130,281 shares of Class A Preferred Stock.

In May and June of 2022, the Company issued a total of 6,613,017 shares of common stock to GHS in exchange for conversion of 71 shares of Class B Preferred Stock and 478 shares of Class C Preferred Stock.

In May 2022 the Company issued 183,600 shares of common stock each to two former employees for services rendered.

In June 2022 the Company issued a total of 2,530,365 shares of common stock to two former owners of Boston Solar as part of an extension agreement.

In June 2022 the Company issued 672,830 shares of common stock from a convertible note payable to the former owners of EnergyWyze.

In June 2022 the Company issued 9,442,400 shares of common stock to several current and former employees and advisors for services rendered and for closing costs related to Box Pure Air.

NOTE 8 - RELATED PARTY TRANSACTIONS

Accrued Officer Compensation

As of June 30, 2022, and December 31, 2021, a total of $0 and $116,583, respectively, was accrued for unpaid officer wages due the Company’s CEO, CFO and President under their respective employment agreements.

Other

As of June 30, 2022, and December 31, 2021, a total of $152,079 and $109,385 was accrued for unpaid wages due to two EnergyWyze managers.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as discussed below are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us

On July 9, 2021 the Company and Singlepoint Direct Solar, LLC (“SDS” or “Direct Solar”) served a complaint (the “Company Complaint”) in the United States District Court for the District of Arizona against Pablo Diaz Curiel, Kjelsey Johnson, and Brian Odle alleging, amongst other things, that the aforementioned individuals: (i) Interference with Direct Solar America’s existing and prospective business opportunities; (ii) Made unauthorized use of, claims of ownership, and/or offers for sale under direct Solar America’s commercial identity; (iii) Misappropriated trade secrets of Direct Solar America; (iv) Breach of the Asset Purchase Agreement originally entered into between the Company and Mr. Diaz and Ms. Johnson (Mr. Diaz and Ms. Johnson); and (v) Breach of the Employment Agreement originally entered into between Direct Solar America and Mr. Diaz.

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

NOTE 10 - REVENUE CLASSES AND CONCENTRATIONS

Selected financial information for the Company’s operating revenue for disaggregated revenue purposes are as follows:

	Six Months Ended June 30,	Six Months Ended June 30,
	2022	2021

Revenue by product/service lines:

Retail	$2,024,011	$253,250
Distribution	2,649	13,904
Services	4,059,563	426,681
Total	$6,086,223	$693,835

Revenue by subsidiary:

SinglePoint (parent company)	$15,060	$19,363
Boston Solar	3,839,773	-
Direct Solar America	108,386	389,081
DIGS	5,741	30,693
EnergyWyze	111,403	37,600
Box Pure Aire	2,005,860	217,098
Total	$6,086,223	$693,835

One customer comprised 24% of the Company’s revenue for the six months ended June 30, 2022. No customers comprised 10% or greater of the Company’s revenue for the six months ended June 30, 2021.

NOTE 11 - SUBSEQUENT EVENTS

Class A Preferred Stock Issued to Officers of the Company

On July 12, 2022. the Company awarded a bonus to its each of its Chief Executive Officer and President 10 million shares of Class A Preferred Stock (the “Preferred Stock”). On July 15, 2022 the Company entered into an agreement with its CEO and President whereby the CEO and President agreed to certain restrictive covenants relating to these shares of Preferred Stock including but not limited to: agreeing to a three year restriction on the ability to sell the Preferred Stock, and a reduction of the conversion ratio under certain circumstances.

Increase in Number of Authorized Shares of Class A Preferred Stock

On July 14, 2022 the Company filed with the State of Nevada an Amended Certificate of Designation for its Class A Preferred Stock of the Company which provided for an increase of the number of authorized shares of Class A Preferred Stock to 80 million

Acquisition

On August 9, 2022, the Company acquired a minority interest, with the right to acquire the remaining interests, of Frontline Power Solutions LLC (“Frontline”), a Multi-state Licensed Energy Services Company (ESCO). Frontline  is a comprehensive energy service Company with the ability to operate in deregulated markets across the country, and provides energy supply agreements to all sizes of commercial, industrial, and institutional properties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are focused on providing renewable energy solutions and energy-efficient applications to drive better health and living. We currently have core subsidiaries including solar and air purification. We built our portfolio through synergistic acquisitions, and partnerships to provide a rich, diversified holding base. The Company’s initial focus is on solar energy, and we are committed to building a foundation for future expansion opportunities and building brands based on technology solutions we believe will increase efficiencies across various markets. We strive to create long-term value for our shareholders by helping our partner companies to increase their market penetration, grow revenue and improve cash flow and that complement our desire to build a comprehensive national renewable energy network. The Company is actively looking for and executing on strategic initiatives to sell, partner with or spin-off other non-renewable energy related assets. On April 21, 2022 the Company purchased 80.1% membership interests in Boston Solar which substantially increased the Company’s assets, liabilities, revenues, and expenses.

Critical Accounting Policies

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended June 30, 2022.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the period ended June 30, 2022.

Results of Operations

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Comparison of the Three Months Ended June 30, 2022 with the Three Months Ended June 30, 2021

Revenue. For the three months ended June 30, 2022, we generated revenues of $4,534,681 as compared to $454,822 for the three months ended June 30, 2021. The increase in revenue was due primarily to the inclusion of Boston Solar revenues during the quarter and increased sales of our air purification systems.

Cost of Revenues. For the three months ended June 30, 2022 cost of revenue increased to $3,204,841 from $302,332 for the three months ended June 30, 2021. The increase was mainly due to inclusion of Boston Solar costs during quarter and increased costs related to higher sales of our air purification systems.

Selling, General and Administrative Expenses. Our general and administrative expenses increased to $4,522,284 for the three months ended June 30, 2022 from $1,284,232 for the three months ended June 30, 2021. The increase was primarily due to inclusion of Boston Solar expenses during the quarter and increased overhead through acquisitions and employee growth.

Other Income (Expenses). For the three months ended June 30, 2022, other expenses were $260,045, compared to other expenses of $12,404 for the three months ended June 30, 2021. The increase in other expenses was primarily due to higher interest expense and amortization of debt discounts related to the acquisition of Boston Solar.

Net Loss. The Company’s net loss attributable to Singlepoint Inc stockholders was $3,326,610 compared to $998,489 three months ended June 30, 2022 and 2021, respectively. The increase in net loss was primarily due to higher selling, general, and administrative costs, partially offset by an increase in gross profit.

Comparison of the Six Months Ended June 30, 2022 with the Six Months Ended June 30, 2021

Revenue. For the six months ended June 30, 2022, we generated revenue of $6,086,223 as compared to $693,835 for the six months ended June 30, 2021. The increase of revenue was due primarily to the inclusion of Boston Solar revenues during the quarter and increased sales of our air purification systems.

Cost of Revenue. For the six months ended June 30, 2022, cost of revenue increased to $4,574,357 from $607,071 for the six months ended June 30, 2021. The increase was mainly due to inclusion of Boston Solar costs during quarter and increased costs related to higher sales of our air purification systems.

Selling, General and Administrative Expenses. Our general and administrative expenses increased to $6,141,746 for the six months ended June 30, 2022 from $2,330,925 for the six months ended June 30, 2021. The increase was primarily due to inclusion of Boston Solar expenses during the quarter and increased overhead through acquisitions and employee growth.

Other Income (Expense). For the six months ended June 30, 2022, other expenses were $320,383, compared to other expenses of $261,123 for the six months ended June 30, 2021. The increase in other expenses was primarily due to higher interest expense and amortization of debt discounts related to the acquisition of Boston Solar, partially offset by a loss on settlement of debt in the prior year period.

Net Loss. The Company’s net loss attributable to Singlepoint Inc stockholders was $4,749,073 and $2,140,129 for the six months ended June 30, 2022 and 2021, respectively. The increase in net loss was primarily due to higher selling, general, and administrative costs, partially offset by an increase in gross profit.

Liquidity and Capital Resources

As of June 30, 2022, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to maintain profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

To continue operations for the next 12 months we will have a cash need of approximately $4.0 million. Should we not be able to fulfill our cash needs through the increase of revenue we will need to raise money through outside investors through convertible notes, debt or similar instrument(s). The Company plans to pay off current liabilities through sales and increasing revenue through sales of Company services and or products, or through financing activities as mentioned above, although there is no guarantee that the Company will ultimately do so.

Operating Activities

Cash flow used in operating activities – Net cash used in operating activities was $1,844,442 for the six months ended June 30, 2022 primarily as a result of our net loss attributable to Singlepoint Inc stockholders of $4,749,073, partially offset by non-cash expenses and positive changes in operating assets and liabilities. Net cash used in operating activities for the six months ended June 30, 2021 was $2,183,241 primarily as a result of our net loss attributable to Singlepoint Inc stockholders of $2,140,219.

Investing Activities

Cash flow used in investing activities –The Company used $1,355,579 in investing activities during the six months ended June 30, 2022, primarily for the acquisition of Boston Solar. The Company used $41,120 during the six months ended June 30, 2021, primarily for acquisition costs and purchases of property, plant and equipment.

Financing Activities

Cash flow from financing activities – During the six months ended June 30, 2022, our financing activities provided cash of $5,399,010, primarily from the issuance debt and preferred stock. During the six months ended June 30, 2021, our financing activities provided cash of $2,880,477 primarily from proceeds of issuance of common and preferred stock, in addition to proceeds from short-term notes payable.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

During the three months ended June 30, 2022, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based on that evaluation, our management, including our President and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2022, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

SINGLEPOINT INC.

Dated: August 15, 2022	By:	/s/ William Ralston
William Ralston
Chief Executive Officer, Director

