Form 10-Q
period 2022-09-30
SinglePoint Inc.
filed 2022-11-14
CIK 1443611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 11, 2022, the Company had 102,322,642 outstanding shares of its common stock, par value $0.0001.

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

2

SINGLEPOINT INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	September 30, 2022	December 31, 2021

ASSETS
CURRENT ASSETS:
Cash	$1,081,917	$191,485
Accounts receivable, net	2,790,316	90,763
Prepaid expenses	356,658	40,847
Inventory, net	2,568,956	70,250
Contract assets	311,911	-
Note receivable from related party	71,456	63,456
Current portion of deferred compensation, net of discount	60,373	60,373
Total Current Assets	7,241,587	517,174

NON-CURRENT ASSETS:
Property, net	242,060	54,105
Right of use asset	1,288,514	-
Investment, at fair value	75,000	-
Intangible assets, net	3,415,949	34,485
Goodwill	8,487,536	1,702,119
Deferred compensation, net of current portion	15,094	60,374
Total Assets	$20,765,740	$2,368,257

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$5,094,204	$231,816
Accrued expenses, including accrued officer salaries	1,724,991	512,214
Current portion of convertible notes payable, net of debt discount	6,272,012	10,500
Unearned revenue	4,937,628	-
Lease liability, current portion	244,470	42,164
Advances from related party	618,509	415,068
Accrued preferred share dividends	190,068	-
Current portion of notes payable, net of debt discount	1,648,302	1,020,350
Total Current Liabilities	20,730,184	2,232,112

LONG-TERM LIABILITIES:
Convertible notes payable, net of current portion	966,689	-
Lease liability, net of current portion	1,071,091	5,353
Advances from related party, net of current portion	454,211	602,363
Long-term notes payable, net of debt discount	629,099	767,160
Total Liabilities	23,851,274	3,606,988

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (DEFICIT)
Undesignated preferred stock, par value $0.0001; 19,995,000 shares authorized as of September 30, 2022, and December 31, 2021, respectively;

Class A convertible preferred stock, par value $0.0001; 80,000,000 shares authorized; 76,108,617 and 56,353,015 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	7,611	5,635

Class B convertible preferred stock, par value $0.0001; 1,500 shares authorized; 0 and 48 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	-	-

Class C convertible preferred stock, par value $0.0001; 1,500 shares authorized; 19 and 760 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	-	-

Class D convertible preferred stock, par value $0.0001; 2,000 shares authorized; 2,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	-	-

Class E convertible preferred stock, par value $0.0001; 1,550 shares authorized; 1,550 and no shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	-	-

Common stock, par value $0.0001; 5,000,000,000 shares authorized; 96,742,753 and 58,785,924 shares issued and outstanding as of September 30, 2022, and December 31, 2021, respectively	9,674	5,879

Additional paid-in capital	89,309,383	85,853,388
Accumulated deficit	(92,702,892)	(86,158,902)
Total Singlepoint Inc. stockholders' equity (deficit)	(3,376,224)	(294,000)
Non-controlling interest	290,690	(944,731)
Total Stockholders' Equity (Deficit)	(3,085,534)	(1,238,731)
Total Liabilities and Stockholders' Equity (Deficit)	$20,765,740	$2,368,257

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

REVENUE	$6,589,227	$273,877	$12,675,450	$967,712

Cost of revenue	4,263,378	217,923	8,837,735	824,994

Gross profit	2,325,849	55,954	3,837,715	142,718

Selling, general and administrative expense ("SG&A")	3,689,463	1,584,002	9,831,209	3,914,927

INCOME (LOSS) FROM OPERATIONS	(1,363,614)	(1,528,048)	(5,993,494)	(3,772,209)

OTHER INCOME (EXPENSE):
Interest expense	(54,069)	(39,953)	(173,037)	(107,722)
Amortization of debt discounts	(454,808)	-	(803,261)	-
Other income	197,502	-	344,541	-
Gain (loss) on settlement of debt	-	626,349	-	474,622
Warrant expense	-	(322,338)	-	(322,338)
Gain (loss) on change in fair value of derivative liability and equity securities	-	-	-	(41,627)

Other income (expense)	(311,375)	264,058	(631,757)	2,935

INCOME (LOSS) BEFORE INCOME TAXES	(1,674,989)	(1,263,990)	(6,625,251)	(3,769,273)

Income taxes	-	-	-	-

NET INCOME (LOSS)	(1,674,989)	(1,263,990)	(6,625,251)	(3,769,273)

Loss (income) attributable to non-controlling interests	70,141	(145,437)	271,330	219,628

NET INCOME (LOSS) ATTRIBUTABLE TO SINGLEPOINT INC. STOCKHOLDERS	$(1,604,848)	$(1,409,427)	$(6,353,921)	$(3,549,645)

Net income (loss) per share - basic	$(0.02)	$(0.03)	$(0.08)	$(0.09)

Weighted average number of common shares outstanding - basic	91,131,459	47,313,641	82,561,761	40,091,601

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Preferred Stock Class A Par Value $0.0001		Preferred Stock Class B Par Value $0.0001		Preferred Stock Class C Par Value $0.0001		Preferred Stock Class D Par Value $0.0001		Preferred Stock Class E Par Value $0.0001		Common Stock Par Value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in Capital	Accumulated Deficit	Non-controlling Interest	Stock Holders (Deficit)

Balance, December 31, 2021	56,353,015	$5,635	48	$-	760	-	2,000	-	-	-	58,785,924	$5,879	$85,853,388	$(86,158,902)	$(944,731)	$(1,238,731)

Issuance of common shares for services											1,500,000	150	239,850			240,000
Issuance of common shares for cash											6,632,390	663	498,609			499,272
Conversion of preferred shares	(114,117)	(11)									2,852,925	285	(274)			-

Net loss														(1,422,463)	(75,310)	(1,497,773)

Balance, March 31, 2022	56,238,898	$5,624	48	$-	760	-	2,000	-	-	-	69,771,239	$6,977	$86,591,573	$(87,581,365)	$(1,020,041)	$(1,997,232)

Issuance of common shares for services and closing costs											9,626,000	963	870,075			871,038
Issuance of preferred shares for cash									1,550	-		-	1,488,000			1,488,000
Conversion of preferred shares	(130,281)	(13)	(48)	-	(478)	-					9,870,052	987	(974)			-
Issuance of common shares for convertible note											672,830	67	45,210			45,277
Accrued preferred stock dividends						-		-		-				(161,136)		(161,136)
Effect of acquisition on non-controlling interest															1,506,751	1,506,751
Net loss														(3,326,610)	(125,879)	(3,452,489)

Balance, June 30, 2022	56,108,617	$5,611	-	$-	282	-	2,000	-	1,550	-	89,940,121	$8,994	$88,993,884	$(91,069,111)	$360,831	$(1,699,791)

Issuance of common shares for services and closing costs											1,882,849	188	204,021			204,209
Issuance of common shares for cash										-	1,397,461	140	111,830			111,970
Conversion of preferred shares		-		-	(263)	-					3,522,322	352	(352)			-
Issuance of preferred shares for services	20,000,000	2,000										-				2,000
Accrued preferred stock dividends						-		-		-				(28,933)		(28,933)
Effect of acquisition on non-controlling interest																-
Net loss														(1,604,848)	(70,141)	(1,674,989)

Balance, September 30, 2022	76,108,617	$7,611	-	$-	19	-	2,000	-	1,550	-	96,742,753	$9,674	$89,309,383	$(92,702,892)	$290,690	$(3,085,534)

Balance, December 31, 2020	60,000,000	$6,000	408	$-	-	-	-	-	-	-	33,075,711	$3,308	$78,132,202	$(80,785,887)	$(553,799)	$(3,198,176)

Issuance of common shares for services											66,667	7	17,993			18,000
Issuance of preferred shares for cash					760	-	1,500	-		-			2,260,000			2,260,000
Issuance of common shares for acquisition											168,350	17	499,983			500,000
Issuance of common shares for principal and accrued interest on convertible notes											1,733,333	173	3,106,827			3,107,000
Conversion of preferred shares	(1,000,000)	(100)									333,333	33	67			-

Net loss														(1,141,731)	(219,408)	(1,361,139)

Balance, March 31, 2021	59,000,000	$5,900	408	$-	760	-	1,500	-	-	-	35,377,394	$3,538	$84,017,072	$(81,927,618)	$(773,207)	$1,325,685

Issuance of common shares for services											66,667	5	35,860			35,865
Issuance of preferred shares for cash							500	-		-			500,000			500,000
Issuance of common shares for principal and accrued interest on convertible notes											362,988	37	271,748			271,785
Conversion of preferred shares	(2,461,715)	(246)	(285)								5,286,728	529				283
Rounding adjustment in connection with reverse split											1,744,343	174				174
Net loss														(998,487)	(145,657)	(1,144,144)

Balance, June 30, 2021	56,538,285	$5,654	123	$-	760	-	2,000	-	-	-	42,838,120	$4,283	$84,824,680	$(82,926,105)	$(918,864)	$989,648

Issuance of common shares for services																-
Issuance of common shares for services previously accrued											87,776	9	51,266			51,275
Issuance of preferred shares for cash								-		-						-
Issuance of common shares for principal and accrued interest on convertible notes																-
Conversion of preferred shares	(74,162)	(8)									1,854,050	185	(177)			-
Warrants converted to common shares											4,225,000	423	321,916			322,339
Rounding adjustment in connection with reverse split																-
Net loss														(1,409,428)	145,437	(1,263,991)

Balance, September 30, 2021	56,464,123	$5,646	123	$-	760	-	2,000	-	-	-	49,004,946	$4,900	$85,197,685	$(84,335,533)	$(773,427)	$99,271

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30, 2022	September 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Singlepoint Inc. stockholders	$(6,353,921)	$(3,549,645)

Adjustments to reconcile net loss to net cash used in operating activities
Loss attributable to non-controlling interests	(271,330)	(219,628)
Common stock issued for services	1,315,247	105,141
Preferred stock issued for services	2,000	-
Bad debt expense	124,660	-
Depreciation	147,642	36,823
Amortization of intangibles	187,836	10,890
Amortization of debt discounts	803,261	10,474
Amortization of deferred compensation	45,280	90,559
(Gain) loss on change in fair value of equity securities	-	41,627
Goodwill impairment charge	28,005	-
(Gain) loss on debt settlement	-	(474,622)
Common stock issued for warrants	-	322,338
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(984,416)	(415,608)
Prepaid expenses	(104,848)	(51,995)
Inventory	(931,785)	(68,180)
Contract assets	(67,611)	-
Accounts payable	1,661,099	462,606
Accrued expenses	192,272	47,804
Unearned revenue	1,132,401	-

NET CASH USED IN OPERATING ACTIVITIES	(3,074,208)	(3,651,416)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(1,283,613)	-
Cash paid for acquisition related expenses	-	(25,000)
Cash paid for investment	(75,000)	-
Cash paid for property	(92,922)	(16,702)

NET CASH USED IN INVESTING ACTIVITIES	(1,451,535)	(41,702)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	611,242	-
Proceeds from advances from related party	222,911	214,083
Proceeds from notes payable	-	1,811,070
Proceeds from issuance of convertible notes	3,777,500	-
Payments on advances to related party	(175,622)	(21,523)
Payments on convertible notes payable	-	(75,000)
Payments on capital lease obligations	(132,234)	(41,652)
Payments on notes payable	(375,622)	(286,518)
Proceeds from sale of preferred stock - Class C	-	760,000
Proceeds from sale of preferred stock - Class D	-	2,000,000
Proceeds from sale of preferred stock - Class E	1,488,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,416,175	4,360,460

NET CHANGE IN CASH	890,432	667,342

Cash at beginning of period	191,485	198,473

Cash at end of period	$1,081,917	$865,815

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$169,055	$7,072
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash consideration given for acquisitions through issuance of common stock and notes payable	$2,422,836	$550,000
Original issue discount from issuance of notes payable	$1,523,198	$-
Common stock issued for conversion of debt and accrued interest	$45,277	$-
Conversion of preferred stock to common stock	$24	$107
Inventory transferred to related party for note receivable	$-	$63,456
Investment in Jacksam transferred for reduction in related party debt	$-	$547,010
Non-cash portion of termination agreement removing accrued compensation and related party debt in exchange for stock and new related party note	$-	$1,234,052
Deferred stock compensation recognized for acquisitions	$-	$450,000
Discount recognized on deferred stock compensation for acquisitions	$-	$110,402

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

Business

We are a company focused on providing renewable energy solutions and energy-efficient applications to drive better health and living. We currently have core subsidiaries specialized in solar energy and air purification. We built our portfolio through synergistic acquisitions and partnerships. The Company’s initial focus is on solar energy. Through technology solutions we believe we will increase efficiencies across various markets. We strive to create long-term value for our shareholders by helping our partner companies to increase their market penetration, grow revenue and improve cash flow. As of September 30, 2022, we have six subsidiaries, Boston Solar, 80.1% interest, EnergyWyze, 100% interest, Box Pure Air, 51% interest, Direct Solar America, 51% interest, Discount Indoor Garden Supply, Inc. (“DIGS”), 90% interest, and ShieldSaver, LLC (“ShieldSaver”), 51% interest. Our principal offices are located at 2999 North 44th Street Suite 530, Phoenix, AZ 85018, telephone: (888) 682-7464. In April 2021, we formalized and completed the spin-off of 1606 Corp. We intend to spin-off additional assets or non-core subsidiaries in the future, although there are no definitive arrangements in place.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2022, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As of September 30, 2022, the Company had $1,081,917 in cash. The Company’s net losses incurred for the nine months ended September 30, 2022, were $6,353,921 and working capital deficit was $13,488,597 at September 30, 2022.

The Company’s ability to continue in existence is dependent on the it’s ability to develop the Company’s businesses and to achieve profitable operations. Since the Company does not anticipate achieving profitable operations and/or adequate cash flows in the near term, management will continue to pursue additional debt and equity financing.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our consolidated financial position as of September 30, 2022, and December 31, 2021, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the year ended December 31, 2021, and our other reports on file with the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Singlepoint, Direct Solar America, Box Pure Air, EnergyWyze, DIGS, and ShieldSaver as of September 30, 2022, and December 31, 2021, and for the three and nine months ended September 30, 2022 and 2021, and the accounts of Boston Solar as of September 30, 2022, and the period from April 21, 2022 (acquisition date) through September 30, 2022. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Cash

The Company considers all highly liquid investments with the original maturities of ninety days or less at the time of purchase to be cash equivalents. The Company maintains deposits in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had $465,270 deposits in excess of amounts insured by the FDIC as of September 30, 2022.

Reverse Stock-Split

On March 26, 2021, we affected a 1 for 75 reverse stock split of our common stock. At the effective time of the reverse stock split, every 75 shares of issued and outstanding common stock were converted into one (1) share of issued and outstanding common stock. The number of authorized shares and the par value per share of the common stock and the number of authorized or issued and outstanding shares of the Company’s preferred stock remained unchanged. The reverse stock split did not cause an adjustment to the par value or the authorized shares of the common stock. As a result of the reverse stock split, the Company further adjusted the share amounts under its employee incentive plan which had no outstanding options and common stock warrant agreements with third parties. All disclosures of common shares and per common share data in the accompanying condensed consolidated financial statements and related notes reflect this reverse stock split for all periods presented.

Revenues

The Company records revenue in accordance with ASC 606 by analyzing exchanges with its customers using a five-step analysis:

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

The Company uses three categories for disaggregated revenue classification:

(1)	Retail Sales (Box Pure Air, DIGS, Singlepoint (parent company)),

(2)	Distribution (1606 Corp and related products through the date of spin-off, DIGS) and,

(3)	Services Revenue (Boston Solar, Direct Solar America, EnergyWyze).

Additionally, the Company also disaggregates revenue by subsidiary:

(1)	Singlepoint (parent company)

(2)	Direct Solar America

(3)	DIGS

(4)	EnergyWyze

(5)	Box Pure Air

(6)	Boston Solar

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

Distribution Revenue. Our distribution revenue includes Singlepoint’s 1606 Corp (through the date of the spin-off), DIGS, and related product sales to third-party resellers with revenue recognized upon delivery of the product to the reseller, with the reseller taking risk of ownership and assuming risk of loss. Payment is due upon delivery or within 30 days of invoicing, except for when sold direct to consumer upon which payment is due immediately.

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

Construction Contract Performance Obligations, Revenues and Costs. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account. The Company evaluates whether two or more contracts should be combined and accounted for as one performance obligation and whether the combined or single contract should be accounted for as more than one performance obligation. This evaluation requires significant judgment, and the decision to combine a group of contracts or separate a single contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period. The Company’s installation contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contract and integrated and, therefore, not distinct. Less commonly, the Company may promise to provide distinct goods or services within a contract, in which case the contract is separated into more than one performance obligation. If a contract is separated into more than one performance obligation, the total transaction price is allocated to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation.

The primary method used to estimate standalone selling price of each performance obligation is the expected cost plus a margin approach, under which the Company estimates the costs of satisfying the performance obligations and then adds appropriate margins.

The Company recognizes revenue over time on its contracts when it satisfies a performance obligation by continuously transferring control to a customer. The customer typically controls the contract and related service, as evidenced by contractual termination clauses or by contract terms specifying the Company’s rights to payment for work performed to date, plus a reasonable profit to deliver products or services that do not have an alternative use to the Company.

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

Contract Modifications

Contract modifications are routine in the performance of the Company’s contracts. Contracts are often modified to account for changes in the contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct and are accounted for as part of the existing contract.

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

The Company’s residential contracts include payments terms that call for payment upon receipt of the invoice, and their commercial contracts call for payment between 15 and 60 days from the invoice date, primarily within 30 days.

Accounts Receivable

The Company carries its accounts receivable at the amount management expects to collect from outstanding receivables. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, when deemed necessary, based on historic write offs and collections and current credit conditions.

Accounts receivable is net of an allowance for doubtful accounts of $67,025 and $0 as of September 30, 2022, and December 31, 2021, respectively. During the three and nine months ended September 30, 2022, the Company did not write off any receivables.

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

Inventory is net of a reserve for obsolescence of $223,687 and $0 as of September 30, 2022, and December 31, 2021, respectively.

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

As a standard practice, the Company provides a two-year production guarantee on installed solar systems. These production guarantees are not separately priced, therefore, costs related to production guarantees are accrued based on management’s best estimates as of each year end. Separately, the Company offers customers an optional ten-year production guarantee that can be purchased for $1,000. Such amounts are deferred when received and recognized ratably over the guarantee period.

Returns and Other Adjustments

The Company records an estimate for provisions of discounts, returns, allowances, customer rebates and other adjustments for each shipment, which are netted with gross sales. The Company’s discounts and customer rebates are known at the time of sale and the Company appropriately debits net product revenues for these transactions based on the known discount and customer rebates. The Company provides for customer returns and allowances based on estimates of historical transactions and accounts for such provisions during the same period in which the related revenues are earned. Customer discounts, returns and rebates on product revenues during the three and nine-months ended September 30, 2022, are not material.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with the Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging”. It provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative financial instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or other expense in the period the change occurs. Upon conversion or exercise of a derivative financial instrument, the instrument is marked to fair value at the conversion date and is reclassified to equity. The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of notes redemption.

Leases

ASC 842, “Leases”, requires recognition of leases on the consolidated balance sheets as right-of-use (“ROU”) assets and lease liabilities. ROU assets represent the Company’s right to use underlying assets for the lease terms and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value and future minimum lease payments over the lease term at commencement date. As the Company’s leases do not provide an implicit rate, the Company used its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. A number of the lease agreements may contain options to renew and options to terminate the leases early. The lease term used to calculate ROU assets and lease liabilities only includes renewal and termination options that are deemed reasonably certain to be exercised. The Company recognized lease liabilities, with corresponding ROU assets, based on the present value of unpaid lease payments for existing operating leases longer than twelve months. The ROU assets were adjusted per ASC 842 transition guidance for existing lease-related balances of accrued and prepaid rent, and unamortized lease incentives provided by lessors. Operating lease cost is recognized as a single lease cost on a straight-line basis over the lease term and is recorded in selling, general and administrative expenses. Variable lease payments for common area maintenance, property taxes and other operating expenses are recognized as expense in the period when the changes in facts and circumstances on which the variable lease payments are based occur. The Company has elected not to separate lease and non-lease components for all property leases for the purposes of calculating ROU assets and lease liabilities.

Income Taxes

The Company accounts for its income taxes in accordance with ASC 740 “Income Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company has net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for all deferred tax assets, including those resulting from these net operating loss carryforwards.

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

The following table summarizes the number of shares of common stock issuable pursuant to our convertible securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021

Class A Preferred Stock	1,902,715,425	1,411,603,075
Class B Preferred Stock	-	806,557
Class C Preferred Stock, including accrued dividends	364,533	747,540
Class D Preferred Stock, Including accrued dividends	24,990,298	1,395,349
Class E Preferred Stock, including accrued dividends	18,849,185	-
Convertible Notes	9,835,125	20,000
Warrants	4,129,091	-
Potentially dilutive securities	1,960,883,657	1,414,572,521

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

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. ASU 2016-13 is effective for the Company’s fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. ASU 2017-04 simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Under the amendments in ASU 2017- 04, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, ASU 2017-04 requires any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test. We adopted ASU 2017-04 effective January 1, 2020 (the first quarter of our 2021 fiscal year).

Subsequent Events

Other than the events described in Note 11, there were no subsequent events that required recognition or disclosure. The Company evaluated subsequent events through the date the accompanying condensed consolidated financial statements were issued and filed with the SEC.

NOTE 3 – CONTRACT ASSETS

Deferred costs and estimated earnings and billings on uncompleted contracts consist of the following as of September 30, 2022 and December 31, 2021:

	2022	2021
Deferred costs	$251,611	$-
Estimated earnings	-	-
	251,611	-
Add: billings to date	60,300	-
Deferred costs and costs and estimated earnings in excess of related billings on uncompleted contracts	$311,911	$-

Deferred costs include permitting costs to fulfill contracts on installations in progress

NOTE 4 – ACQUISITIONS, GOODWILL, AND INTANGIBLE ASSETS

Boston Solar Acquisition

On April 21, 2022, the Company completed the acquisition of 80.1% of the membership interests in Boston Solar, a leading residential, small commercial solar energy, procurement, and construction (“EPC”) company focused on customers in the greater Boston area. This acquisition solidifies the Company’s EPC acquisition strategy. The total consideration paid for the purchased interests was $6,064,858 consisting of: $2,287,168 of cash paid at closing; issuance of a note payable in 14,781,938 shares of Company common stock with a fair value of $1,252,273; issuance of a promissory note with a fair value of $897,306; issuance of a convertible promissory note with a fair value of $1,378,111 payable in cash or shares of Company common stock at the holder’s option; and a $250,000 holdback of additional cash. The Company incurred acquisition related expenses of approximately $615,000 during the nine months ended September 30, 2022, which were recognized in SG&A within the Company’s consolidated statement of operations.

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

Revenue of $10,244,704 and a net loss of $x related to Boston Solar for the period from the April 21, 2022 acquisition date through the end September 30, 2022 are included in the Company’s accompanying consolidated statement of operations for the nine-months ended September 30, 2022. These results are prior to consideration for non-controlling interest.

The following supplemental unaudited pro forma information presents the consolidated results of the Company’s operations as if the acquisition of Boston Solar on April 21, 2022 had been consummated on January 1, 2021. This supplemental unaudited pro forma information is based solely on the historical unaudited financial results for the Boston Solar acquisition and does not include operational or other changes which might have been affected by the Company. The supplemental unaudited pro forma information presented below is for illustrative purposes only and is not necessarily indicative of the results which would have been achieved or results which may be achieved in the future:

	Three Months Ended September 30,
	2022	2021
Revenue, net	$5,333,803	$4,501,773
Net loss	$(3,348,902)	$(667,789)

Goodwill

The following table presents details of the Company’s goodwill as of September 30, 2022, and December 31, 2021:

	Boston Solar	Direct Solar America	Box Pure Air	EnergyWyze	Total
Balances at December 31, 2021:	$-	$1,212,969	$414,151	$75,000	$1,702,119
Aggregate goodwill acquired	6,785,416	-	-	-	6,785,416
Impairment losses	-	-	-	-	-
Balances at September 30, 2022:	$6,785,416	$1,212,969	$414,151	$75,000	$8,487,536

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

Intangible Assets

The following table presents details of the Company’s intangible assets (excluding goodwill) as of September 30, 2022:

	IP/ Technology	Tradename Trademarks	Non- Competes	Other	Total
Balances at December 31, 2021:	$-	$-	$-	$34,485	$34,485
Intangibles acquired	438,000	3,008,100	123,200	-	3,569,300
Less: Amortization	27,374	131,606	17,966	10,890	187,836
Balances at September 30, 2022	$410,626	$2,876,494	$105,234	$23,595	$3,415,949

Estimated amortization expense:

Year Ending
December 31,
2022 (remainder)	$104,742
2023	418,968
2024	409,893
2025	376,224
2026	363,384
Thereafter	1,742,738
Total	$3,415,949

NOTE 5 - NOTES PAYABLE

Notes Payable

Seller Note Payable. On April 21, 2022 the Company entered into an unsecured note payable with a former owner of Boston Solar as part of the Boston Solar acquisition. The face value of the note is $1,000,000 with no stated interest. Principal payments are due as follows: $250,000 due October 31, 2022, $250,000 due April 30, 2023, and $500,000 due October 31, 2023. The fair value of the note was determined to be $897,306 at the date of acquisition with the difference between the stated value and the fair value being amortized to interest expense over the 18 month period. At September 30, 2022, $468,515 is included in current portion of notes payable and $468,515 is included long-term notes payable.

Note Purchase Agreement. In July 2021, the Company entered into a Note Purchase Agreement with Bucktown Capital LLC (“BCL”) whereby the Company agreed to issue and sell to BCL a promissory note in the principal amount of $1,580,000 (the “Note”). The Note bears interest at the rate of Eight Percent (8%) per annum, and provides that for the calendar quarter beginning on January 1, 2022 and continuing for each calendar quarter thereafter until the Note is paid in full, the Company will make quarterly cash payments to BCL equal to $250,000. The Company may choose the frequency and amount of each payment (subject to a minimum payment of $50,000) during each applicable quarter so long as the aggregate amount paid during each quarter is equal to $250,000. The Note matures in July 2023. The Note contains the following covenants: (i) Company will timely file on the applicable deadline all reports required to be filed with the SEC pursuant to Sections 13 or 15(d) of the 1934 Act, and will take all reasonable action under its control to ensure that adequate current public information with respect to Company, as required in accordance with Rule 144 of the 1933 Act, is publicly available, and will not terminate its status as an issuer required to file reports under the 1934 Act even if the 1934 Act or the rules and regulations thereunder would permit such termination; (ii) the common stock shall be listed or quoted for trading on any of (a) NYSE, (b) NASDAQ, (c) OTCQX, (d) OTCQB, or (e) OTC Pink; (iii) trading in Company’s common stock will not be suspended, halted, chilled, frozen, reach zero bid or otherwise cease trading on Company’s principal trading market for more than two (2) consecutive Trading Days; and (iv) Company will not enter into any financing transaction with John Kirkland or any of his affiliated entities. The Company was in compliance with these covenants at September 30, 2022. The Note is not convertible into any securities of the Company. At September 30, 2022, all of the remaining balance, $1,159,830, is included in current portion of notes payable.

SBA Loan. In May 2020, the Company received loan proceeds of $150,000 under the SBA’s Economic Injury Disaster Loan program (“EIDL”). The EIDL dated May 22, 2020, bears interest at 3.75%, has a 30-year term, is secured by substantially all assets of the Company, and is due in monthly installments of $731 beginning May 1, 2021. At September 30, 2022, $12,427 is included current portion of notes payable and $137,573 is included in long-term notes payable.

Convertible Notes Payable

Purchase Agreement. On April 21, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Cameron Bridge LLC, Target Capital LLC, and Walleye Opportunities Master Fund Ltd. (collectively the “Investors”), whereby the Investors purchased from the Company, and the Company issued, an aggregate principal amount of $4,885,353 of 15% original issue discount convertible promissory notes (each, a “Note” and collectively, the “Notes”), and (ii) warrants to purchase shares of common stock of the Company (each, a “Warrant” and collectively, the “Warrants”). Pursuant to the terms of the Purchase Agreement the Company (and or Boston Solar) also entered into the following agreements (also collectively referred to as the “Transaction Documents”): Registration Rights Agreement, Assignment of Boston Solar Membership Interest, Guarantor Security Agreement, Guaranty, and Pledge and Escrow Agreement. In order to secure the full and timely payment and performance of all of the Company’s obligations to the Investors under the Transaction Documents, the Company agreed to transfer, pledge, assign, and grant to the Investors a continuing lien and security interest in all right, title and interest of the Company’s 80.1% of the issued and outstanding Membership Interests of Boston Solar. Boston Solar guaranteed the obligations of the Company under the Notes and granted the Investors a security interest in and pledged its assets as collateral for the Notes, in the event of a default on the terms of the Notes. The Company agreed that it will prepare and, as soon as practicable, but in no event later than the Filing Deadline (as defined below), file with the SEC a registration statement; registering for resale (a) at least the number of shares of common stock equal to 125% of the sum of the maximum number of shares of common stock issuable upon conversion of the Notes at the initial conversion price thereof, and (b) 100% of the Warrant Shares (the “Initial Required Registration Amount”). The Registration Statement filed hereunder shall be on Form S-1 in connection with the Liquidity Event. “Liquidity Event” means a public offering of common stock (or units consisting of common stock and warrants to purchase common stock), resulting in the listing for trading of the common stock on the NYSE American, the Nasdaq Capital Market, the Nasdaq Global Market, the Nasdaq Global Select Market, or the New York Stock Exchange (or any successors to any of the foregoing). “Filing Deadline” means: (i) with respect to the Initial Registration Statement, the earlier of (a) the date that a Registration Statement is filed in connection with the Liquidity Event and (b) 180 days. Each Note was designated as a 15% Convertible Promissory Note due the earlier of January 21, 2023 or upon the occurrence of the Liquidity Event. Upon an Event of Default, interest on the Notes immediately accrues thereafter at a rate equal to 18% per annum which shall be paid in cash monthly until the Default is cured. The Company shall have the option to prepay the Notes at any time after the Original Issue Date prior to or on the Maturity Date at an amount equal to 120% of the Prepayment Amount. Upon or following the occurrence of a Liquidity Event or an Event of Default, at the option of the holder, the Notes are convertible into Conversion Shares. The number of Conversion Shares to be issued upon each conversion is determined by dividing the Conversion Amount by the applicable Conversion Price then in effect, if the holder does not exercise its option to convert this Note upon or following the occurrence of a Liquidity Event, the Company shall be required to pay the amounts owing thereunder on the Liquidity Date in cash, as required therein. The Company shall not affect any conversion of the Notes, and a holder shall not have the right to convert any portion of the Notes, to the extent that after giving effect to the conversion, the holder (together with the holder’s Affiliates, and any other Persons acting as a group together with the Holder or any of the holder’s Affiliates would beneficially own in excess of 4.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion thereof. The holder, upon notice to the Company, may increase or decrease such percentage, but in no event shall it exceed 9.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Note held by the holder. At September 30, 2022 all of the note, $4,422,000, net of the original issue discount and debt issuance costs, is included in current portion of convertible notes payable. Additionally, at September 30, 2022, there has been no Liquidity Event or event of default, and as such, the note is not convertible, and no warrants have been issued.

Seller Note Payable in Shares. On April 21, 2022, the Company issued an unsecured 36-month seller note to the chief executive officer of Boston Solar in the amount of $1,940,423 payable in shares of the Company’s common stock based on the volume weighted average closing share price of the Company’s common stock over the 60 trading days prior to April 21, 2022. The payments begin six months after April 21, 2022 and are paid quarterly over 30 months. The fair value of the note was determined to be $1,252,272. The difference between the stated value and the fair value is being amortized to interest expense over the 36-month period. At September 30, 2022, $401,121 is included in current portion of convertible notes payable, and $951,506 is included in long-term portion of convertible notes payable.

Seller Convertible Note. On April 21, 2022, the Company issued an unsecured convertible note of $976,016 to the chief executive officer of Boston Solar, payable in cash or in shares of the Company’s common stock at the holder’s option at a 20% discount to the market based on a predetermined formula. The stated interest rate on the note is 12.5 percent. The fair value of the note on April 21, 2022, was determined to be $1,378,111, a premium of $409,095. The note is due March 31, 2023. At September 30, 2022, all of the note, $1,378,111 is included in current portion of convertible notes payable.

EnergyWyze. Related to the acquisition of EnergyWyze, the Company incurred an initial purchase consideration obligation of $450,000 with a fair value of $339,599. The remaining fair value amount of the purchase obligation at September 30, 2022, is $75,464, of which $60,280 is included in current portion of notes payable and $15,184 is included in long-term notes payable

Other. In October 2016 the Company issued a convertible note payable in the amount of $10,500 to an accredited investor with interest at 0%, due October 2017, convertible at $0.525 per share. This note is currently in default and included in current portion of convertible notes payable.

As of September 30, 2022, the Company was in compliance with all covenants of its debt agreements, except for the $10,500 convertible note that is currently in default and included in Current Portion of convertible notes payable.

NOTE 6 – LEASES

Boston Solar was acquired on April 21, 2022 and has fixed rate non-cancelable operating lease agreements for office, warehouse, and parking real estate, vehicles, and tools. The monthly operating lease payments for real estate are from $4,372 to $18,466 and end September 2027. Vehicle leases range from $644 to $821 per month, and their end dates from December 2023 to September 2026. Tools lease payments are $1,312 per month and end March 2027. Total lease expense for the three months ended September 30, 2022 was $81,420. At April 21, 2022, as part of the acquisition, the Company recognized initial ROU assets and lease liabilities related to Boston Solar of $1,400,278 and $(1,400,278), respectively.

Future minimum operating lease payments are as follows:
Year Ending
December 31
2022 (remainder)	$81,341
2023	325,363
2024	312,726
2025	308,740
2026	303,923
Thereafter	215,819
Total	1,547,912
Less: interest	(232,351)
Present value of lease liabilities	1,315,561
Less: current portion	(244,470)
Lease liability, net of current portion	$1,071,091

NOTE 7 - STOCKHOLDERS’ EQUITY

Class A Convertible Preferred Shares

As of September 30, 2022, and December 31, 2021, the Company had authorized 100,000,000 shares of preferred stock, $0.0001 par value per share, of which 80,000,000 shares are designated as Class A Convertible Preferred Stock (“Class A Stock”) with $0.0001 par value per share, of which 76,108,617 and 56,353,015 shares were issued and outstanding as of September 30, 2022, and December 31, 2021, respectively.

Each share of Class A Stock is convertible at any time into 25 shares of common stock, totaling 1,902,715,425 shares of common stock assuming full conversion of all outstanding shares as of September 30, 2022. No dividends are payable unless declared by the Board of Directors. Each share of Class A Stock votes with the shares of common stock and is entitled to 50 votes per share and ranks senior to all other classes of stock in liquidation in the amount of $1 per share.

On July 12, 2022, the Company awarded a bonus to each of its Chief Executive Officer and President, of 10 million shares of Class A Preferred Stock (the “Preferred Stock”). On July 15, 2022 the Company entered into an agreement with its CEO and President whereby the CEO and President agreed to certain restrictive covenants relating to these shares of Preferred Stock including but not limited to: agreeing to a three year restriction on the ability to sell the Preferred Stock, and a reduction of the conversion ratio under certain circumstances.

On July 14, 2022 the Company filed with the State of Nevada an Amended Certificate of Designation for its Class A Preferred Stock of the Company which provided for an increase of the number of authorized shares of Class A Preferred Stock to 80 million

Class B Convertible Preferred Stock

As of September 30, 2022, and December 31, 2021, the Company had authorized 1,500 shares of Class B Preferred Stock, $0.0001 par value per share, of which 0 and 48 shares were issued and outstanding as of September 30, 2022, and December 31, 2021, respectively.

Class C Convertible Preferred Stock

On January 28, 2021, the Company amended its Articles of Incorporation to designate 1,500 shares of undesignated preferred stock as Class C Preferred Stock, of which 19 and 760 shares were issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.

The Company has the right to redeem the Class C Preferred Stock, in accordance with the terms stated by the Certificate of Designation.

The Company shall pay a dividend of three percent (3%) per annum on the Class C Preferred Stock. Dividends shall be paid quarterly, and at the Company’s discretion, in cash or Class C Preferred Stock calculated at the purchase price. The Stated Value (as defined by the Certificate of Designation) of the Class C Preferred Stock is $1,200 per share.

On June 8, 2022, the Company amended the conversion rights so that each share of the Class C Preferred Stock is convertible, at any time and from time to time from and after the issuance at the option of the Holder thereof, into that number of shares of common stock (subject to Beneficial Ownership Limitations) determined by dividing the Stated Value of such share by the lesser of (a) $0.1055; and (b) where applicable, a fixed price equaling one hundred percent (100%) of the lowest traded volume weighted average price (“VWAP”) for the fifteen (15) trading days preceding a conversion.

Class D Convertible Preferred Shares

On March 11, 2021, the Company amended its Articles of Incorporation to designate 2,000 shares of undesignated preferred stock as Class D Preferred Stock, of which 2,000 shares were issued and outstanding as of September 30, 2022, and December 31, 2021.

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

Class E Convertible Preferred Shares

On April 7, 2022, the Company entered into a Securities Purchase Agreement (the “GHS Purchase Agreement”) with GHS Investments, LLC (“GHS”), whereby GHS agreed to purchase, in tranches, up to One Million Five Hundred Thousand Dollars ($1,500,000) of the Company’s Class E Preferred Stock in exchange for One Thousand Five Hundred (1,500) shares of Class E Preferred Stock in three separate tranches. The first tranche (the “Initial Closing Date”), occurred upon execution of the GHS Purchase Agreement with the purchase of Seven Hundred Seven (707) shares of Class E Preferred Stock for Seven Hundred Seven Thousand Dollars ($707,000). The Company completed the second and third tranche of the transactions set forth in the GHS Purchase Agreement and issued 500 shares of Class E Preferred Stock on May 23, 2022 in exchange for Five Hundred Thousand ($500,000) Dollars, and 293 shares of Class E Preferred Stock on September 27, 2022 in exchange for Two Hundred Ninety Three Thousand ($293,000) Dollars. In addition the Company issued GHS fifty shares of Class E Preferred Stock upon the Initial Closing Date as an equity incentive, and warrants to purchase 4,129,091 shares of its common stock at a purchase price of $.114 per share for a period of five years.

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

ii.

If all of the Class E Preferred Stock are redeemed after ninety (90) calendar days and within one hundred twenty (120) calendar days from the issuance date thereof, the Company shall have the right to redeem the Class E Preferred Stock upon three (3) business days of written notice at a price equal to one hundred and twenty percent (120%) of the Stated Value together with any accrued but unpaid dividends; and

The Company shall pay a dividend of eight percent (8%) per annum on the Class E Preferred Stock. Dividends shall be paid quarterly, and at the Company’s discretion, in cash or Class E Preferred Stock calculated at the purchase price. The Stated Value of the Class E Preferred Stock is $1,200 per share.The Class E Preferred Stock will vote together with the common stock on an as-converted basis subject to the Beneficial Ownership Limitations (as set forth in the Certificate of Designation).The conversion price (the “Conversion Price”) for the Class E Preferred Stock is the amount equal to the lower of (1) a fixed price equaling the closing price of the common stock on the trading day immediately preceding the date of the GHS Purchase Agreement, and (2) 100% of the lowest VWAP of the Company’s common stock during the fifteen (15) trading days immediately preceding, but not including, the Conversion Date.

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

As of September 30, 2022, and December 31, 2021, a total of 19,995,000 shares of preferred stock remains undesignated and unissued.

Common Stock

As of September 30, 2022, and December 31, 2021, the Company’s authorized common stock was 5,000,000,000 shares, at $0.0001 par value per share, with 96,742,753 and 58,785,924 shares issued and outstanding, respectively.

Equity Financing Agreement

On September 16, 2021, the Company entered into an equity financing agreement (the “Equity Financing Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with GHS, pursuant to which GHS shall purchase from the Company, up to that number of shares of common stock of the Company (the “Shares”) having an aggregate Purchase Price of Ten Million Dollars ($10,000,000), subject to certain limitations and conditions set forth in the Equity Financing Agreement from time to time over the course of twelve (12) months after an effective registration of the Shares with the SEC pursuant to the Registration Rights Agreement, is declared effective by the SEC.

Shares issued during the three months ended September 30, 2022

In July 2022 the Company issued 208,551 shares of common stock to a former employee for services rendered.

In September 2022, the Company issued 3,522,322 shares of common stock of the Company to GHS in exchange for conversion of 263 shares of Class C Preferred Stock.

In September 2022, the Company issued a total of 1,397,461 shares of common stock to GHS in exchange for $111,970 of cash.

In September 2022 the Company issued 70,955 shares of common stock to a former employee for services rendered.

In September 2022 the Company issued 1,298,701 shares of common stock to an investor relations firm for services rendered.

In September 2022 the Company issued 304,642 shares of common stock to board members for board related services.

NOTE 8 - RELATED PARTY TRANSACTIONS

Accrued Officer Compensation

As of September 30, 2022, and December 31, 2021, a total of $15,431 and $116,583, respectively, was accrued for unpaid officer wages due the Company’s CEO, CFO and President under their respective employment agreements.

Other

As of September 30, 2022, and December 31, 2021, a total of $237,469 and $109,385 was accrued for unpaid wages due to two EnergyWyze managers.

During the three months ended September 30, 2022, the Chief Executive Officer advanced $100,000 to Box Pure Air and such amount is included in advances from related party.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as discussed below, we are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us

On July 9, 2021 the Company and Direct Solar America served a complaint (the “Company Complaint”) in the United States District Court for the District of Arizona against Pablo Diaz Curiel, Kjelsey Johnson, and Brian Odle alleging, amongst other things, that the aforementioned individuals: (i) Interference with Direct Solar America’s existing and prospective business opportunities; (ii) Made unauthorized use of, claims of ownership, and/or offers for sale under Direct Solar America’s commercial identity; (iii) Misappropriated trade secrets of Direct Solar America; (iv) Breach of the Asset Purchase Agreement originally entered into between the Company and Mr. Diaz and Ms. Johnson (Mr. Diaz and Ms. Johnson); and (v) Breach of the Employment Agreement originally entered into between Direct Solar America and Mr. Diaz.

Also on July 9, 2021 the Company was served with a Complaint by Mr. Diaz (and certain other parties) against the Company and certain officers (and former officers) of the Company (the “Diaz Complaint”). On August 11, 2021, an Order was issued consolidating the Company Complaint and the Diaz Complaint which results in the two legal actions being consolidated into one matter, and requiring Defendants to refile their Complaint as a counterclaim. A Counterclaim was submitted by Pablo Diaz Curiel, Kjelsey Johnson, Elijah Chaffino, Dan Shikiar, Jagusa Holdings, Inc. and Brian Odle against the Company and Direct Solar America, Greg Lambrecht, Wil Ralston and Corey Lambrecht. The Counterclaim includes but is not limited to the following material allegations: (i) violation of Section 10b-5 of the Exchange Act; (ii) Breach of Contract; (iii) Tortious Interference; (iv) Breach of Fiduciary Duty; (v) Unlawful diversion of ownership, earnings and monies; (vi) Intentional Misrepresentations; and (vii) Engaging in a pattern and practice of acquisitions based on false promises. The Counterclaim was filed September 11, 2021.

On July 14, 2021, the Company filed a First Amended Complaint (the “FAC”) adding parties Solar Integrated Roofing Corporation (“SIRC”), USA Solar Network, LLC, David Massey (“Massey”), Christina Berume and Jessica Hernandez in addition to Pablo Diaz Curiel, Kjelsey Johnson and Brian Odle as defendants. In the FAC, the Company alleges (amongst other things) that the defendants: (i) Misappropriated trade secrets; (ii) Breached the Asset Purchase Agreement (Mr. Diaz and Ms. Johnson); (iii) Breached the Employment Agreement (Mr. Diaz); (iv) Breached the Implied Covenant of Good Faith and Fair Dealing (Mr. Diaz and Ms. Johnson); (v) Breached Fiduciary Duties (Mr. Diaz); (vi) Engaged in Unfair Competition; (vii) Violated the Arizona Uniform Trade Secrets Act; (viii) Intentionally Interfered with Contract/Business Expectancy; (ix) Converted assets of the Company; (x) Were Unjustly Enriched; and (xi) Committed Violations of the Lanham Act. On August 27, 2021, the Company filed a Second Amended Compliant which includes additional causes of action including Copyright Infringement (USA Solar Network, LLC) and Defamation (Mr. Diaz).

On September 10, 2021 SIRC, USA Solar Network, LLC and Massey filed a motion to dismiss the claims as it relates to such parties.

On February 22, 2022, a Senior Judge signed the order stating that Defendants SIRC and Massey’s Motion to Dismiss was granted in part and denied in part. With respect to Defendant Massey, the Court dismissed all claims against him for lack of personal jurisdiction. With respect to Defendant SIRC, the Court dismissed the following claims from the Second Amended Complaint under Federal Rule of Civil Procedure 12(b)(6): (a) unfair competition (count seven); (b) intentional interference with contract/business expectancy (count nine); (c) conversion (count ten); and (d) unjust enrichment (count eleven). The remaining claims against Defendant SIRC survived the Motion to Dismiss and remain before the Court. The court ordered that Plaintiffs’ Motion to Compel Arbitration of all of Defendant Diaz’s counterclaims under his Employment Agreement with Direct Solar America was granted. The Court ordered the dismissal of the following claims from the FAC: count three in its entirety, count six as to Defendant Diaz, and counts five, nine, ten, eleven, and thirteen as to Diaz, to the extent those claims are based on Diaz’s rights and responsibilities under the Employment Agreement subject to arbitration. The court further ordered that Counterdefendants’ Motion to Dismiss was granted in part and denied in part.

NOTE 10 - REVENUE CLASSES AND CONCENTRATIONS

Selected financial information for the Company’s operating revenue for disaggregated revenue purposes are as follows:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021

Revenue by product/service lines:

Retail	$2,153,094	$398,471
Distribution	2,881	14,569
Services	10,519,475	554,672
Total	$12,675,450	$967,712

Revenue by subsidiary:

Singlepoint (parent company)	$21,778	$28,428
Boston Solar	10,244,703	-
Box Pure Air	2,126,821	350,395
Direct Solar America	119,412	448,267
DIGS	7,376	34,217
Energy Wyze	155,360	106,405
Total	$12,675,450	$967,712

One customer comprised 11% of the Company’s revenue for the nine months ended September 30, 2022. No customers comprised 10% or greater of the Company’s revenue for the nine months ended September 30, 2021.

NOTE 11 - SUBSEQUENT EVENTS

Convertible Preferred Stock

On November 3, 2022, the Company entered a Securities Purchase Agreement (the “Purchase Agreement”) with GHS, whereby GHS agreed to purchase, Three Hundred Fifty (350) shares of the Company’s Class E Preferred Stock in two equal tranches of One Hundred Seventy Five Thousand ($175,000) Dollars. The first tranche (the “Initial Closing Date”), occurred promptly upon execution of the Purchase Agreement, is the purchase of One Hundred Seventy Five (175) shares of Class E Preferred Stock for One Hundred Seventy Five Thousand Dollars ($175,000). The second tranche, scheduled for Fifteen (15) trading days following the Initial Closing Date, upon satisfaction of the applicable deliveries and closing conditions set forth in the Purchase Agreement, is the purchase of One Hundred Seventy Five (175) shares of Class E Preferred Stock for One Hundred Seventy Five Thousand Dollars ($175,000). In addition the Company issued GHS ten shares of Class E Preferred Stock upon the Initial Closing Date as an equity incentive, and agreed to issue ten shares of Class E Preferred Stock upon the closing of the second tranche as an equity incentive.

On November 3, 2022 the Company filed with the State of Nevada, an Amended and Restated Certificate of Designation for the Class E Preferred Stock to increase the number of authorized shares of Class E Preferred Stock to 2,500. All other terms of the Certificate of Designation for the Class E Preferred Stock remain as originally provided.

The foregoing description of the terms of the Purchase Agreement does not purport to be complete and is qualified in its entirety by the complete text of the document attached as an exhibit to the Company’s Current Report on Form 8-K.

Original Issue Discount Notes

On October 25, 2022, the Company entered a Securities Purchase Agreement (the “OID Purchase Agreement”) with 622 Capital, LLC (“622 Capital”), whereby 622 Capital purchased from the Company, and the Company issued, (i) an aggregate principal amount of $600,000 of 20% original issue discount senior notes (each, a “Note” and collectively, the “Notes”), and (ii) 2,620,545 shares of common stock, par value $0.0001 per share, of the Company.

Each Note was designated as a 20% Original Issue Discount Senior Note due the earlier of January 21, 2023 or upon the occurrence of the Liquidity Event (as defined in the Note). If the Notes remain outstanding after the Maturity Date or an Event of Default (each as defined in the Note), then the Notes are subject to an interest rate of 15% per annum, provided that if (x) the Liquidity Event occurs on or prior to January 21, 2023 and (y) the Company pays the outstanding principal of the Notes to the holder, then such interest will be waived retroactive to the date of the first issuance of the Notes (the “Original Issue Date”). Upon an Event of Default, the sum of the outstanding principal amount of the Notes and any accrued and unpaid interest thereon shall become, at the election of the holder of the Notes, immediately due and payable in cash. The Company shall have the option to prepay the Notes at any time after the Original Issue Date prior to or on the Maturity Date at an amount equal to the sum of the outstanding principal amount of the Notes and any accrued and unpaid interest thereon, without any prepayment premium or penalty.

The foregoing description of the terms of the OID Purchase Agreement and the Notes do not purport to be complete and is qualified in its entirety by the complete text of the documents attached as an exhibit to the Company’s Current Report on Form 8-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s historical results of operations and liquidity and capital resources should be read in conjunction with the unaudited consolidated financial statements of the Company and notes thereto appearing elsewhere herein. The following discussion and analysis also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. See “Forward Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended September 30, 2022.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our condensed consolidated financial statements included herein for the three and nine-month periods ended September 30, 2022.

Results of Operations

Financial Condition and Changes in Financial Condition

Overall Operating Results:

Comparison of the Three Months Ended September 30, 2022 with the Three Months Ended September 30, 2021

Revenue. For the three months ended September 30, 2022, we generated revenues of $6,589,227 as compared to $273,877 for the three months ended September 30, 2021. The increase in revenue was due primarily to the inclusion of Boston Solar revenues during the quarter and increased sales of our air purification systems.

Cost of Revenues. For the three months ended September 30, 2022 cost of revenue increased to $4,263,378 from $217,923 for the three months ended September 30, 2021. The increase was mainly due to inclusion of Boston Solar costs during quarter and increased costs related to higher sales of our air purification systems.

Selling, General and Administrative Expenses. Our general and administrative expenses increased to $3,689,463 for the three months ended September 30, 2022 from $1,584,002 for the three months ended September 30, 2021. The increase was primarily due to inclusion of Boston Solar expenses during the quarter and increased overhead through acquisitions and employee growth.

Other Income (Expenses). For the three months ended September 30, 2022, other expenses were $311,375, compared to other income of $264,058 for the three months ended September 30, 2021. The increase in other expenses was primarily due to higher interest expense and amortization of debt discounts related to the acquisition of Boston Solar and the lack of a gain on settlement of debt of $626,349 recognized in the 2021 period.

Net Loss. The Company’s net loss attributable to Singlepoint stockholders was $1,604,848 compared to $1,409,427 for the three months ended September 30, 2022 and 2021, respectively. The increase in net loss was primarily due to higher selling, general, and administrative costs, partially offset by an increase in gross profit.

Comparison of the Nine Months Ended September 30, 2022 with the Nine Months Ended September 30, 2021

Revenue. For the nine months ended September 30, 2022, we generated revenue of $12,675,450 as compared to $967,712 for the nine months ended September 30, 2021. The increase of revenue was due primarily to the inclusion of Boston Solar revenues during 2022 and increased sales of our air purification systems.

Cost of Revenue. For the nine months ended September 30, 2022, cost of revenue increased to $8,837,735 from $824,994 for the nine months ended September 30, 2021. The increase was mainly due to inclusion of Boston Solar costs during 2022 and increased costs related to higher sales of our air purification systems.

Selling, General and Administrative Expenses. Our general and administrative expenses increased to $9,831,209 for the nine months ended September 30, 2022 from $3,914,927 for the nine months ended September 30, 2021. The increase was primarily due to inclusion of Boston Solar expenses during 2022 and increased overhead through acquisitions and employee growth.

Other Income (Expense). For the nine months ended September 30, 2022, other expenses were $631,757, compared to other income of $2,935 for the nine months ended September 30, 2021. The increase in other expenses was primarily due to higher interest expense and amortization of debt discounts related to the acquisition of Boston Solar, partially offset by a loss on settlement of debt in the prior year period.

Net Loss. The Company’s net loss attributable to Singlepoint stockholders was $6,353,921 and $3,549,645 for the nine months ended September 30, 2022 and 2021, respectively. The increase in net loss was primarily due to higher selling, general, and administrative costs, partially offset by an increase in gross profit.

Liquidity and Capital Resources

As of September 30, 2022, the Company has yet to achieve profitable operations, and while the Company hopes to achieve profitable operations in the future, if not it may need to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as its ability to raise capital. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to maintain profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

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

Operating Activities

Cash flow used in operating activities – Net cash used in operating activities was $3,074,347 for the nine months ended September 30, 2022 primarily as a result of our net loss attributable to Singlepoint stockholders of $6,353,921, partially offset by non-cash expenses and positive changes in operating assets and liabilities. Net cash used in operating activities for the nine months ended September 30, 2021 was $3,651,416 primarily as a result of our net loss attributable to Singlepoint stockholders of $3,549,645.

Investing Activities

Cash flow used in investing activities –The Company used $1,451,535 in investing activities during the nine months ended September 30, 2022, primarily for the acquisition of Boston Solar. The Company used $41,702 in investing activities during the nine months ended September 30, 2021, primarily for acquisition costs and purchases of property, plant and equipment.

Financing Activities

Cash flow from financing activities – During the nine months ended September 30, 2022, our financing activities provided cash of $5,416,175 primarily from the issuance of debt and preferred and common stock. During the nine months ended September 30, 2021, our financing activities provided cash of $4,360,460 primarily from proceeds of issuance of common and preferred stock, in addition to proceeds from short-term and long-term notes payable.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

During the three and nine-month periods ended September 30, 2022, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based on that evaluation, our management, including our President and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the three and nine-month periods ended September 30, 2022, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as discussed below, we are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

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

Also on July 9, 2021, the Company was served with a Complaint by Mr. Diaz (and certain other parties) against the Company and certain officers (and former officers) of the Company (the “Diaz Complaint”). On August 11, 2021, an Order was issued consolidating the Company Complaint and the Diaz Complaint which results in the two legal actions being consolidated into one matter and requiring Defendants to refile their Complaint as a counterclaim. A Counterclaim was submitted by Pablo Diaz Curiel, Kjelsey Johnson, Elijah Chaffino, Dan Shikiar, Jagusa Holdings, Inc. and Brian Odle against the Company and Direct Solar America, Greg Lambrecht, Wil Ralston and Corey Lambrecht. The Counterclaim includes but is not limited to the following material allegations: (i) violation of Section 10b-5 of the Exchange Act; (ii) Breach of Contract; (iii) Tortious Interference; (iv) Breach of Fiduciary Duty; (v) Unlawful diversion of ownership, earnings, and monies; (vi) Intentional Misrepresentations; and (vii) Engaging in a pattern and practice of acquisitions based on false promises. The Counterclaim was filed September 11, 2021.

On July 14, 2021, the Company filed a First Amended Complaint (the “FAC”) adding parties Solar Integrated Roofing Corporation (“SIRC”), USA Solar Network, LLC, David Massey (“Massey”), Christina Berume and Jessica Hernandez in addition to Pablo Diaz Curiel, Kjelsey Johnson and Brian Odle as defendants. In the FAC, the Company alleges (amongst other things) that the defendants: (i) Misappropriated trade secrets; (ii) Breached the Asset Purchase Agreement (Mr. Diaz and Ms. Johnson); (iii) Breached the Employment Agreement (Mr. Diaz); (iv) Breached the Implied Covenant of Good Faith and Fair Dealing (Mr. Diaz and Ms. Johnson); (v) Breached Fiduciary Duties (Mr. Diaz); (vi) Engaged in Unfair Competition; (vii) Violated the Arizona Uniform Trade Secrets Act; (viii) Intentionally Interfered with Contract/Business Expectancy; (ix) Converted assets of the Company; (x) Were Unjustly Enriched; and (xi) Committed Violations of the Lanham Act. On August 27, 2021, the Company filed a Second Amended Compliant which includes additional causes of action including Copyright Infringement (USA Solar Network, LLC) and Defamation (Mr. Diaz).

On September 10, 2021, SIRC, USA Solar Network, LLC and Massey filed a motion to dismiss the claims as it relates to such parties.

On February 22, 2022, a Senior Judge signed the order stating that Defendants SIRC and Massey’s Motion to Dismiss was granted in part and denied in part. With respect to Defendant Massey, the Court dismissed all claims against him for lack of personal jurisdiction. With respect to Defendant SIRC, the Court dismissed the following claims from the Second Amended Complaint under Federal Rule of Civil Procedure 12(b)(6): (a) unfair competition (count seven); (b) intentional interference with contract/business expectancy (count nine); (c) conversion (count ten); and (d) unjust enrichment (count eleven). The remaining claims against Defendant SIRC survived the Motion to Dismiss and remain before the Court. The court ordered that Plaintiffs’ Motion to Compel Arbitration of all of Defendant Diaz’s counterclaims under his Employment Agreement with Direct Solar America was granted. The Court ordered the dismissal of the following claims from the FAC: count three in its entirety, count six as to Defendant Diaz, and counts five, nine, ten, eleven, and thirteen as to Diaz, to the extent those claims are based on Diaz’s rights and responsibilities under the Employment Agreement subject to arbitration. The court further ordered that Counterdefendants’ Motion to Dismiss was granted in part and denied in part

Item 1A. Risk Factors

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

SINGLEPOINT INC.

Dated: November 14, 2022	By:	/s/ William Ralston
William Ralston
Chief Executive Officer, Chairman

