Form 10-K
period 2022-12-31
SinglePoint Inc.
filed 2023-03-31
CIK 1443611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-53425

SinglePoint Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-1240905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3104 East Camelback Road #2137

Phoenix, AZ 85016

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of the common equity, as of the last business day of the registrants most recently completed second fiscal quarter was $6,655,569.

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 29, 2023, the Company had 132,094,591 outstanding shares of its common stock, par value $0.0001.

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

2

PART I

Item 1. Business

Our Company

Singlepoint Inc. (“we,” “us,” “our,” “Singlepoint” or “the Company”) is a diversified holding company principally engaged through its subsidiaries in providing renewable energy solutions and energy-efficient applications to drive better health and living. Our primary focus is sustainability by providing an integrated solar energy solution for our customers and clean environment solutions through our air purification business. We conduct our solar operations primarily through our subsidiary, The Boston Solar Company LLC (“Boston Solar”), in which we hold an 80.1% equity interest.

We conduct our air purification operations through Box Pure Air, LLC (“Box Pure Air”), in which we hold a 51% equity interest.

We also have ownership interests outside of our primary solar and air purification businesses. We consider these subsidiaries to be noncore businesses of ours. These noncore businesses are:

•

Discount Indoor Garden Supply, Inc. (“DIGS”), in which we hold a 90% equity interest and which provides products and services within the agricultural industry designed to improve yields and efficiencies; and

•	EnergyWyze LLC (“EnergyWyze”), a wholly owned subsidiary and which is a digital and direct marketing firm focused on customer lead generation in the solar energy industry;
•	ShieldSaver, LLC (“ShieldSaver”), in which we hold a 51% equity interest and which focuses on efficiently tracking records of vehicle repairs.
•

Singlepoint Direct Solar, LLC (“Direct Solar America”), in which we hold a 51% equity interest and which works with homeowners and small commercial business to provide solar, battery backup and electric vehicle (“EV”) chargers at their location(s).

We built and plan to continue to build our portfolio through organic growth, synergistic acquisitions, products, and partnerships. We generally acquire majority and/or control stakes in innovative and promising businesses that are expected to appreciate in value over time. We are particularly focused on businesses where our engagement will be potentially significant for that entity’s growth prospects. We strive to create long-term value for our stockholders by helping our subsidiary companies to increase their market penetration, grow revenue and improve operating margins and cash flow. Our emphasis is on building businesses in industries where our management team has in-depth knowledge and experience, or where our management can provide value by advising on new markets and expansion.

Our Core Businesses

Solar Operations

Boston Solar.  Boston Solar is dedicated to providing superior products, exceptional customer service, and high quality workmanship in residential, commercial and industrial installations. Boston Solar has installed more than 5,000 residential and commercial solar systems powering thousands of homes and businesses in New England (predominantly in Massachusetts), since its founding in 2011. It has been honored with the 2020 Guildmaster Award from GuildQuality for demonstrating exceptional customer service within the residential construction industry. For five consecutive years, Boston Solar has been recognized as a Top Solar Contractor by Solar Power World magazine. Boston Solar has also made Boston Business Journal’s “Largest Clean Energy Companies in Massachusetts” List. Boston Solar is a member of Solar Energy Business Association of New England (SEBANE). We acquired 80.1% of Boston Solar on April 21, 2022. Boston Solar is headquartered in Massachusetts. The Company is continually analyzing strategies for Boston Solar to optimize growth, synergies and operational efficiencies within the region serviced by Boston Solar.

Air Purification Operations

Box Pure Air.  Box Pure Air is a distributor of industrial grade high-efficiency air purification products designed and manufactured for schools and commercial buildings. The company is pursuing additional products to leverage its sales network that are designed to increase safety and security in these locations. Box Pure Air strives to help businesses and consumers create a safe and healthy environment. The products we sell are engineered and designed to exceed the national standards of indoor air quality by following CDC requirements for air ventilation utilizing HEPA certified filters and incorporating proven antimicrobial technologies. Box Pure Air primarily sells and distributes AirBox Air Purifier product line (“Airbox”), an industrial and commercial grade suite of products developed by clean-room technologists that are primarily hand-built in the United States. The Airbox line products combine high-proficiency air filtration with clean-lined, modern design and style. The Airbox purifier delivers commercial grade clean air technology to keep employees, customers and clients safe and healthy in high-traffic locations by improving and enhancing indoor air quality. Box Pure Air has exclusive distribution rights for Airbox in the following areas: Raleigh, North Carolina (and its surrounding areas), Saint Augustine, Florida and the southern region of Florida, as well as the entirety of the states of Arizona, Washington and Oregon. Box Pure Air is permitted to distribute Airbox in Texas and California. We acquired 51% of the outstanding interests in Box Pure Air in February 2021. Box Pure Air is headquartered in South Carolina.

Our Non-Core Businesses

As noted above, we also have ownership interests outside of our primary solar and air purification businesses. We consider these subsidiaries to be noncore businesses of ours.

Direct Solar America.  Direct Solar America is a solar brokerage company that currently works with homeowners to define the best solar installation provider and financer for their needs in multiple cities around the United States. Direct Solar America works with homeowners and small commercial business to provide solar, battery backup and EV chargers at their location(s). We believe that its model is scalable nationally and has the ability, through its partnerships with various solar engineering, procurement and construction firms to originate solar-based sales. Beginning in June 2021, coinciding with a senior management change and the revision of contracts with a majority of our dealer and installation providers, Direct Solar America recently significantly reduced the number of states potentially serviced within the addressable sales footprint to approximately 11 states that can be actively serviced by our partners and providers. Direct Solar America has resumed onboarding of service providers and are again expanding into additional markets as we build a national sales footprint. In addition to the resumption of the multistate expansion of the residential solar brokerage model, Direct Solar America has identified market opportunities related to small and medium commercial solar projects and has committed staff and resources, adding to its core business competencies to pursue these types of underserved commercial solar opportunities. The majority of the targeted projects are comprised of commercial buildings, schools, and parking lot structures looking for solar based solutions that offset and reduce traditional energy consumption through a green solution that saves them money while reducing their indirect emissions of greenhouse gases contributing to climate change. We formed Direct Solar America in May 2019, and currently own 51% of its membership interests.  Direct Solar America is headquartered in Arizona.

EnergyWyze.  EnergyWyze is a digital and direct marketing firm focused on customer lead generation in the solar energy industry. These customer leads are parties interested in implementing some sort of solution provided by the clients that have hired EnergyWyze to perform their marketing. EnergyWyze currently operates a consumer-centric website and a solar business website and the majority of its marketing efforts are focused on digital ad platforms, including Facebook, YouTube, and other social media platforms. We acquired EnergyWyze in January 2021. EnergyWyze is led by experienced marketers and is focused on becoming an emerging industry leader providing qualified preset appointments to the nation’s leading solar installation companies. EnergyWyze is headquartered in Utah.

ShieldSaver.  The Company owns 51% of the outstanding interests of ShieldSaver. ShieldSaver is a technology-focused automotive company working to efficiently track records of vehicle repairs. ShieldSaver pair shops with potential customer via proprietary technology. The ShieldSaver technology solution drives business-to-business (“B2B”) leads and conversion to sales of windshield repair and replacement. The ShieldSaver technology is designed to increase efficiency by quickly delivering a vehicle specific quote for windshield replacement and delivering those leads to local installers looking to expand and grow their business. ShieldSaver has relationships with large parking lot management companies at airports and other locations around the United States to obtain the data needed to operate.

DIGS. The Company owns 90% of the outstanding interests of DIGS, a California-based supplier of cultivation equipment that fulfills orders nationwide. DIGS has focused on providing products and services within the agricultural industry designed to improve yields, efficiencies, and profitability. Through this business, we provide hydroponic supplies and nutrients to commercial agricultural business and individual farmers. DIGS operates an online store, and sells nutrients, lights, and HVAC systems, among other products, to individuals that are interested in horticulture. They also fulfill and distribute products to businesses and stores in the southern California market. DIGS has historically provided manufacturing services out of its leased facility in Carlsbad, California. The manufacturing supports developing and wholesaling private labelled product for clients as well as our inhouse branding efforts.

SingleSolar. SingleSolar is an online business providing solar solutions to consumers. SingleSolar is solely dedicated to providing online pricing and quoting for residential solar customers. The online tool provides an online estimate for cost of going solar and will eventually provide the framework to complete a solar purchase online.

Our Market Opportunity

In each of our businesses, we focus on solid, growing markets and capitalize on positive demographic and market trends. In our solar energy business, we intend to develop a vertically integrated solar energy business with nationwide geographical coverage. We believe these initiatives have the opportunity to increase market share, diversify geographical revenue streams, incorporate best practices across our portfolio, and provide increased cost savings by providing both purchasing power and lower general administrative cost across our solar energy operating businesses.

Solar Energy

The rise in environmental concerns regarding the increase in carbon emissions owing to the usage of conventional fuels for transportation and power generation purposes has prompted countries around the world to opt for cleaner and more efficient sources of power. Furthermore, the long-term power generation goals of North American countries such as the U.S., Canada, and Mexico have given impetus to the growth of clean energy technologies.

The U.S. residential solar PV market size was estimated at $9.1 billion in 2020 and is expected to expand at a CAGR of 5.6% from 2021 to 2028. The market is driven by the presence of favorable policies and regulations for net metering and financial incentives such as the ITC in the U.S. Currently, ITC provides a 26.0% tax credit for the installation of solar systems on residential properties under Section 25D of the Internal Revenue Code of 1986, as amended (the “Code”). A tax credit under the provision of the scheme provides a dollar-for-dollar decrease in the income tax that a person would have otherwise paid to the federal government. This has provided a thrust for residential end-users to opt for solar PV systems to get tax incentives.

The decrease in solar PV installation costs in the last decade has resulted in high growth of solar PV in the U.S. Further, the presence of easy solar financing options provides a number of options for residential end-users to choose from, which has propelled the growth of the market. According to Fortune Business Insights, the solar industry is expected to grow at a CAGR of 6.9% from 2021 through 2020. The market is expected to grow from approximately $184 billion in 2021 to $293 in 2028.

To externally grow our solar energy business, we intend to focus on the acquisition of high quality regional solar and solar-adjacent businesses. We intend to target companies that have a history great customer services, revenue and profitability. Solar and solar-adjacent businesses are highly regional and driven by local and federal incentives. For this reason, we believe it is highly important that any acquisition target have a leading regional presence. For our organic growth, we plan to drive customer acquisition through the creation of a national network focused on customer-centric solar businesses. We further believe being able to offer an all-in-one solution from client acquisition to installation enables the Company to competitively position itself. With a focus on long term customer relationships and the lifetime value of the customer, we intend to focus on our customer network for follow-on product and service offerings.

Air Purification

Air pollution is responsible for nearly 6.5 million deaths every year, making it the world’s fourth-largest threat to human health, according to a 2016 report by the International Energy Agency. Air purifiers can, to a large extent, help people who are suffering from asthma, airborne allergies and other breathing disorders.

According to a Market Insights report, the air purifier market is projected to witness a CAGR of 10.8% to almost $2.3 billion by 2023 and reach $2.9 billion by 2025, and $4.8 billion by 2030. The air purifier market in the United States was already valued at $1 billion in 2020 and is likely to grow further. The report further says that one of the biggest drivers of the growth has been the COVID-19 pandemic followed by additional concerns including cross-state pollution, natural disasters, and consumer education programs.

According to Grandview research, “[t]he global air purifier market size was estimated at $10.67 billion in 2020 and is expected to reach $12.26 billion in 2021” with an expected CAGR of 6.2% through 2028. Box Pure Air was acquired in early 2021 and has significantly grown since. For the year ended December, 31, 2021, we achieved approximately $1 million in annual sales for our air purification business. We surpassed that number in the first quarter of 2022 and we anticipate significantly increased revenues for the year ending December 31, 2022.

COVID-19 is transmitted from an infected to a healthy person through respiratory droplets and contact routes. According to the United States Environmental Protection Agency, air purifiers can reduce airborne contaminants, which consist of viruses in any confined space. However, air purifiers still need to be used along with the other practices recommended by the CDC for an ideal plan to protect oneself against the disease. Given that even maintaining a six feet distance does not promise complete safety from being contracted by the virus, the use of air purifiers becomes all the more important.

Our clean environment business was implemented, in response to demand due to COVID-19 and effects of global pollution, to provide mobile air purification technology in closed environments that are unable to implement such technology on an attractive cost basis. We are being increasingly called upon to provide services to help prevent the spreading of airborne diseases and toxins, thereby improving the environmental quality, health and wellness of our end users who include students, first responders, professionals returning to offices and others. Our air purification business benefits from three sources of federal funding that provide capital allocations to elementary, middle and high schools for use in implementing air purification and ventilation improvement. In 2021, $121 billion was allocated to schools for this purpose.

Additionally, Singlepoint recently signed a 2-year distribution agreement with Tennessee-based Ballistic Barrier Products, with the goal of selling bullet-resistant window shades and door panels to schools. The Bipartisan Safer Communities Act, which became law earlier this year, enacted new gun control measures and set aside $300 million to implement security measures against shooters that target schools. We believe that this naturally complements our current offerings to elementary, middle and high schools.

We have focused our development efforts on customer groups with proven use cases for our clean environment business. These customer groups range from health care facilities such as hospitals, nursing facilities, urgent care locations, and medical office waiting rooms to correctional facilities and general commercial office properties. We have leveraged our existing market position in the air purification industry to cross sell into newer market opportunities including sanitization, general air filer supply, and other safety services.

Our Growth Strategy and Competitive Advantages

 Our goal is to develop or acquire ownership interests in companies that possess high-growth potential, and to provide those companies with management services that will help them grow. We believe that we can build a brand that is synonymous with integrity, strong corporate governance and transparency with an emphasis on social responsibility. Key elements of our growth strategy and competitive advantages include:

Accretive acquisitions and strategic relationships at each level of our company. We intend to continue to pursue acquisitions that consolidate market share, expand our geographical footprint and further our position as a participant in each of our principal businesses. We seek to identify and partner with companies with complementary technology and where our existing business extension opportunities could be commercially beneficial to them.

Diverse and competitive positioning of our companies. Our principal businesses operate in highly competitive but diverse markets which we believe balances the risk profile of our company. We believe the diverse and competitive positioning in these markets of our companies serves as a competitive strength.

Central management support for all companies. Our “hands-on” management team provides centralized management oversight across our principal businesses. We believe we can improve the margins by controlling costs at our businesses as we centralize business practices in functional areas including financing, accounting, human resources, back-office administration, information technology and risk management. These margin improvements can be accomplished through leveraging our centralized capital and management capabilities to allow our businesses to better focus their efforts on revenue generation and product enhancement. In addition, we seek to increase revenue for each of our majority-owned and/or wholly-owned operating subsidiaries by cross-selling the complementary technical services and distribution network of each company.

 Intellectual Property

Third parties may infringe or misappropriate our proprietary rights. Competitors may also independently develop technologies that are substantially equivalent or superior to the technologies we employ in our products and services. However, we maintain no material registered intellectual property assets.

Competition

The markets for our products are intensely competitive, continually evolving and subject to changing technologies. Many of our competitors are substantially larger than us and have significantly greater name recognition, sales and marketing, financial, technical, customer support and other resources. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products.

These competitors may enter our existing or future markets with products that may be less expensive, that may provide higher performance or additional features or that may be introduced more quickly than our products.

We believe that we compete favorably with our competitors on the basis of these factors. However, if we are not able to compete successfully against our current and future competitors, it will be difficult to acquire and retain customers, and we may experience revenue declines, reduced operating margins, loss of market share and diminished value in our services.

Marketing and Sales

Our marketing efforts (conducted by us both with our own employees and through outside consultants) currently focus on increasing demand for our solutions utilizing targeted email campaigns, search engine optimization (“SEO”) and search engine marketing (“SEM”) advertising. In addition, we generate awareness by participating in industry tradeshows, issuing press releases and articulating our messaging through our website. We conduct our marketing activities domestically to promote our products independently and in cooperation with our strategic partners. Our product information is available on our website, which contains overview presentations.

We market and distribute our products through a partnership network of companies and we use a broad distribution channel to bring our products and solutions to our customers.

We have sales and support staff in various locations throughout the United States. Our inside sales group answers incoming leads from potential customers and refers these new leads to one of our partners. A new lead is a potential customer, client or user of one or more of the products and services Singlepoint either directly offers or refers to a partner. A partner is either one of our subsidiaries or one of the companies that we do business with.

Since the acquisition of Boston Solar, the Company’s solar sales strategy now includes an internal sales staff. Boston Solar employs approximately 85 individuals. Approximately 15 of these individuals are responsible for fielding inbound and outbound sales efforts and generating new potential customers through various marketing methods. Upon engaging with a potential solar client, our sales staff is able to create a solar proposal for the interested party. Once create the potential client will go through a series of presentations which leads to the purchasing decision. Once permitting is complete, Boston Solar proceeds to install the proposed solution for the client. Boston Solar mainly generates new clients through their presence in the community and the long history of respected business practices.

In the air purification market, there are currently three federal funding programs that provide federal capital allocation to schools PreK-12. In these federal funds, approximately $121 billion must be used for air purification and ventilation improvement in schools throughout the US. Our air purification business is predominately focused on acquiring customers in the public and private school markets. We generate new business through digital marketing campaigns and working to establish relationships with decision makers in each market.

Employees

Currently Singlepoint and its subsidiaries employ a total of approximately 100 individuals, all of whom are full-time employees. These individuals consist of management, developers, sales and support staff. Some of these individuals are employed through outside sourcing, working with us to hire qualified candidates. We believe our relations with our employees is satisfactory.

Item 1A. Risk Factors.

Risks Related to Our Business

We have had a history of losses and may incur future losses, which may prevent us from attaining profitability.

We have incurred significant net losses since inception. Our net losses were approximately $8.9 million and $5.4 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $95.2 million. We may continue to incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications, delays, and other unknown events.

We anticipate that our operating expenses will increase substantially in the foreseeable future as we undertake the acquisition and integration of additional entities, incur expenses associated with maintaining compliance as a public company, and increase marketing and sales efforts to increase our customer base. These increased expenditures may make it more difficult to achieve and maintain profitability. In addition, our efforts to grow our business may be more expensive than we expect, and we may not be able to generate sufficient revenue to offset increased operating expenses. If we are required to reduce our expenses, our growth strategy could be materially affected. We will need to generate and sustain significant revenue levels in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability.

Accordingly, we cannot assure you that we will achieve sustainable operating profits as we continue to expand our product offerings and infrastructure, further develop our marketing efforts, and otherwise implement our growth initiatives. Any failure to achieve and maintain profitability would have a materially adverse effect on our ability to implement our business plan, our results and operations, and our financial condition.

If we do not obtain adequate capital funding or improve our financial performance, we may not be able to continue as a going concern.

We have incurred a net loss in each year since our inception and expect to incur losses in future periods as we continue to increase our expenses in order to grow our business. These factors raise substantial doubt about our Company’s ability to continue as a going concern. If we are unable to obtain adequate funding or if we are unable to grow our revenue substantially to achieve and sustain profitability, we may not be able to continue as a going concern. The report of our independent registered public accounting firm for the year ended December 31, 2022 included herein contains an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern as a result of recurring losses from operations.

If we are unable to raise additional capital when required or on acceptable terms, we will be required to significantly delay, scale back or restrict our operations or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all of their investment in us. In addition, our ability to achieve profitability or to respond to competitive pressures would be significantly limited.

The amount and timing of our future funding requirements depends on many factors, including

•	the timing and cost of potential future acquisitions;

•	integration of the businesses that we have acquired or may acquire in the future; and

•	the hiring of additional management and other personnel as we continue to grow; and

We cannot be certain that additional funding will be available on acceptable terms, or at all. In addition, we have in the past and may in the future be restricted or limited by the terms of the credit facilities governing our indebtedness on our ability to enter into additional indebtedness and any future debt financing based upon covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions.

 We and our subsidiaries have limited operating histories and therefore we cannot ensure the long-term successful operation of our business or the execution of our growth strategy.

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies in new and rapidly evolving markets. We may meet many challenges including:

•	establishing and maintaining broad market acceptance of our products and services and converting that acceptance into direct and indirect sources of revenue;

•	timely and successfully developing new products and services and increasing the features of existing products and services;

•	developing products and services that result in high degrees of customer satisfaction and high levels of customer usage;

•	successfully responding to competition, including competition from emerging technologies and solutions;

•	developing and maintaining strategic relationships to enhance the distribution, features, content and utility of our products and services; and

•	identifying, attracting and retaining talented technical and sales services staff at reasonable market compensation rates in the markets in which we operate.

Our growth strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all. If we are unable to successfully address these risks, our business, operating results and financial condition could be materially and adversely affected.

We have a holding company ownership structure and will depend on distributions from our majority-owned and/or controlled operating subsidiaries to meet our obligations. Contractual or legal restrictions applicable to our subsidiaries could limit payments or distributions from them.

We are a holding company and derive all of our operating income from, and hold substantially all of our assets through, our subsidiaries. The effect of this structure is that we will depend on the earnings of our subsidiaries, and the payment or other distributions to us of these earnings, to meet our obligations and make capital expenditures. Provisions of U.S. corporate and tax law, like those requiring that dividends are paid only out of surplus, and provisions of any future indebtedness may limit the ability of our subsidiaries to make payments or other distributions to us. Additionally, in the event of the liquidation, dissolution or winding up of any of our subsidiaries, creditors of that subsidiary (including trade creditors) will generally be entitled to payment from the assets of that subsidiary before those assets can be distributed to us.

 We have made and expect to continue to make acquisitions as a primary component of our growth strategy. We may not be able to identify suitable acquisition candidates or consummate acquisitions on acceptable terms, or at all, which could disrupt our operations and adversely impact our business and operating results.

A primary component of our growth strategy has been to acquire complementary businesses to grow our company. We intend to continue to pursue acquisitions of complementary technologies, products and businesses as a primary component of our growth strategy to expand our operations and customer base and provide access to new markets and increase benefits of scale. Acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations. For example:

•	we may not be able to identify suitable acquisition candidates or to consummate acquisitions on acceptable terms;

•	we may pursue international acquisitions, which inherently pose more risks than domestic acquisitions

•	we compete with others to acquire complementary products, technologies and businesses, which may result in decreased availability of, or increased price for, suitable acquisition candidates;

•	we may not be able to obtain the necessary financing, on favorable terms or at all, to finance any or all of our potential acquisitions; and

•	we may ultimately fail to consummate an acquisition even if we announce that we plan to acquire a technology, product or business.

Our ability to acquire additional businesses may require issuances of our common stock and/or debt financing that we may be unable to obtain on acceptable terms.

The timing, size and success of our acquisition efforts and the associated capital commitments cannot be readily predicted. We intend to use our common stock, cash, debt and borrowings under our credit facility, if necessary, as consideration for future acquisitions of companies. The issuance of additional common stock in connection with future acquisitions may be dilutive to holders of shares of common stock issued in this offering. In addition, if our common stock does not maintain a sufficient market value or potential acquisition candidates are unwilling to accept common stock as part of the consideration for the sale of their businesses, we may be required to use more of our cash resources, including obtaining additional capital through debt financing. However, there can be no assurance that we will be able to obtain financing if and when it is needed or that it will be available on terms that we deem acceptable. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate some or all of our research and development programs or commercialization efforts. As a result, we may be unable to pursue our acquisition strategy successfully, which may prevent us from achieving our growth objectives.

We may be unable to successfully integrate acquisitions, which may adversely impact our operations.

Acquired technologies, products or businesses may not perform as we expect and we may fail to realize anticipated revenue and profits. In addition, our acquisition strategy may divert management’s attention away from our existing business, resulting in the loss of key customers or employees, and expose us to unanticipated problems or legal liabilities, including responsibility as a successor for undisclosed or contingent liabilities of acquired businesses or assets.

If we fail to conduct due diligence on our potential targets effectively, we may, for example, not identify problems at target companies or fail to recognize incompatibilities or other obstacles to successful integration. Our inability to successfully integrate future acquisitions could impede us from realizing all of the benefits of those acquisitions and could severely weaken our business operations. The integration process may disrupt our business and, if new technologies, products or businesses are not implemented effectively, may preclude the realization of the full benefits expected by us and could harm our results of operations. In addition, the overall integration of new technologies, products or businesses may result in unanticipated problems, expenses, liabilities, and competitive responses. The difficulties integrating an acquisition include, among other things:

•	issues in integrating the target company’s technologies, products or businesses with ours;

•	incompatibility of marketing and administration methods;

•	maintaining employee morale and retaining key employees;

•	integrating the cultures of our companies;

•	preserving important strategic customer relationships;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations; and

•	coordinating and integrating geographically separate organizations.

In addition, even if the operations of an acquisition are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings or growth opportunities, that we expect. These benefits may not be achieved within the anticipated time frame, or at all.

Acquisitions which we complete may have an adverse impact on our results of operations.

Acquisitions may cause us to:

•	issue common stock that would dilute our current stockholders’ ownership percentage;

•	use a substantial portion of our cash resources;

•	increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition;

•

assume liabilities for which we do not have indemnification from the former owners; further, indemnification obligations may be subject to dispute or concerns regarding the creditworthiness of the former owners;

•	record goodwill and non-amortizable intangible assets that are subject to impairment testing and potential impairment charges;

•	experience volatility in earnings due to changes in contingent consideration related to acquisition earn-out liability estimates;

•	incur amortization expenses related to certain intangible assets;

•	lose existing or potential contracts as a result of conflict-of-interest issues;

•	become subject to adverse tax consequences or deferred compensation charges;

•	incur large and immediate write-offs; or

•	become subject to litigation.

The occurrence of any or all of the above risks could materially and adversely affect our business, operating results and financial condition.

We may be subject to claims arising from the operations of our various businesses for periods prior to the dates we acquired them.

We may be subject to claims or liabilities arising from the ownership or operation of acquired businesses for the periods prior to our acquisition of them, including environmental, warranty, workers’ compensation and other employee-related and other liabilities and claims not covered by insurance. These claims or liabilities could be significant. Our ability to seek indemnification from the former owners of our acquired businesses for these claims or liabilities may be limited by various factors, including the specific time, monetary or other limitations contained in the respective acquisition agreements and the financial ability of the former owners to satisfy our indemnification claims. In addition, insurance companies may be unwilling to cover claims that have arisen from acquired businesses or locations, or claims may exceed the coverage limits that our acquired businesses had in effect prior to the date of acquisition. If we are unable to successfully obtain insurance coverage of third-party claims or enforce our indemnification rights against the former owners, or if the former owners are unable to satisfy their obligations for any reason, including because of their current financial position, we could be held liable for the costs or obligations associated with such claims or liabilities, which could adversely affect our financial condition and results of operations.

Our resources may not be sufficient to manage our expected growth; failure to properly manage our potential growth would be detrimental to our business.

We may fail to adequately manage our anticipated future growth. Any growth in our operations will place a significant strain on our administrative, financial and operational resources and increase demands on our management and on our operational and administrative systems, controls and other resources. We cannot assure you that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base, and maintain close coordination among our technical, accounting, finance, marketing and sales. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems. There may be greater strain on our systems as we acquire new businesses, requiring us to devote significant management time and expense to the ongoing integration and alignment of management, systems, controls and marketing. If we are unable to manage growth effectively, such as if our sales and marketing efforts exceed our capacity to design and produce our products and services or if new employees are unable to achieve performance levels, our business, operating results and financial condition could be materially and adversely affected.

The rapidly evolving and competitive nature of the solar industry makes it difficult to evaluate our future prospects.

The rapidly evolving and competitive nature of the solar industry makes it difficult to evaluate our current business and future prospects. The solar industry is an evolving industry that has experienced substantial changes in recent years, and we cannot be certain that consumers, businesses or utilities will adopt solar PV systems as an alternative energy source at levels sufficient to grow our business. In addition, we have limited insight into emerging trends that may adversely affect our business, financial condition, results of operations and prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including unpredictable and volatile revenues and increased expenses as our business continues to grow. If demand for solar energy solutions does not continue to grow or grows at a slower rate than anticipated, our business and results of operations will suffer. The viability and demand for our products, may be affected by many factors beyond our control, including:

•	cost competitiveness, reliability and performance of solar PV systems compared to conventional and non-solar renewable energy sources and products;

•	competing new technologies at more competitive prices than those we offer for our products;

•	availability and amount of government subsidies and incentives to support the development and deployment of solar energy solutions;

•	the extent of deregulation in the electric power industry and broader energy industries to permit broader adoption of solar electricity generation;

•	prices of traditional carbon-based energy sources;

•	levels of investment by end-users of solar energy products, which tend to decrease when economic growth slows; and

•	the emergence, continuance or success of, or increased government support for, other alternative energy generation technologies and products.

We depend upon a limited number of outside contract manufacturers, and our operations could be disrupted if our relationships with these contract manufacturers are compromised.

We do not have internal manufacturing capabilities, and currently rely on contract manufacturers to build all of our products. Our reliance on a limited number of contract manufacturers makes us vulnerable to possible capacity constraints and reduced control over component availability, delivery schedules, manufacturing yields and costs. We do not currently have long-term supply contracts with our contract manufacturers and they are not obligated to supply products to us for any period, in any specified quantity or at any certain price beyond the single delivery contemplated by the relevant purchase order. While we may enter into long-term master supply agreements with our contract manufacturers in the future as the volume of our business grows in a way that makes these arrangements economically feasible, we may not be successful in negotiating such agreements on favorable terms or at all. If we do enter into such long-term master supply agreements or enter into such agreements on less favorable terms than we currently have with such manufacturers, we could be subject to binding long-term purchase obligations that may be harmful to our business, including in the event that we do not have the customer demand necessary to utilize the products that we are required to purchase. Any change in our relationships with our contract manufacturers or changes to contractual terms of our agreements with them could adversely affect our financial condition and results of operations.

The revenue that certain of our contract manufacturers generate from our orders represents a relatively small percentage of their overall revenue. As a result, fulfilling our orders may not be considered a priority in the event of constrained ability to fulfill all of their customer obligations in a timely manner. In addition, some of the facilities in which our products are manufactured are located outside of the United States. Our use of international facilities may increase supply risk, including the risk of supply interruptions or reductions in manufacturing quality or controls.

We may be negatively impacted by the deterioration in financial conditions of our limited number of contract manufacturers. If any of our contract manufacturers were unable or unwilling to manufacture the components that we require for our products in sufficient volumes, at high-quality levels, on a timely basis and pursuant to existing supply agreement terms, due to financial conditions or otherwise, we would have to identify, qualify and select acceptable alternative contract manufacturers. An alternative contract manufacturer may not be available to us when needed or may not be in a position to satisfy our quality or production requirements on commercially reasonable terms, including price and timing. Any significant interruption or delays in manufacturing would require us to reduce or delay our supply of products to our customers or increase our shipping costs to make up for delays in manufacturing, if possible, which in turn could reduce our revenue, cause us to incur delay liquidated damages or other liabilities to our customers, harm our relationships with our customers, damage our reputation or cause us to forego potential revenue opportunities. While we may have contractual remedies against our contract manufacturers for the supply chain malfunctions noted above to support any liabilities to our customers, such remedies may not be sufficient in scope, we may not be able to effectively enforce such remedies and we may incur significant costs in enforcing such remedies.

Risks Related to Our Markets and Customers

A drop in the retail price of electricity derived from the utility grid or from alternative energy sources may harm our business, financial condition, results of operations and prospects.

Decreases in the retail prices of electricity from the utility grid, or other renewable energy resources, would make the purchase of solar PV systems less economically attractive and would likely lower sales of our products. The price of electricity derived from the utility grid could decrease as a result of:

•	construction of a significant number of new power generation plants, including plants utilizing natural gas, nuclear, coal, renewable energy or other generation technologies;

•	relief of transmission constraints that enable local centers to generate energy less expensively;

•	reductions in the price of natural gas, or alternative energy resources other than solar;

•	utility rate adjustment and customer class cost reallocation;

•	energy conservation technologies and public initiatives to reduce electricity consumption;

•	development of smart-grid technologies that lower the peak energy requirements of a utility generation facility;

•	development of new or lower-cost energy storage technologies that have the ability to reduce a customer’s average cost of electricity by shifting load to off-peak times; and

•	development of new energy generation technologies that provide less expensive energy.

Moreover, technological developments in the solar components industry could allow our competitors and their customers to offer electricity at costs lower than those that can be offered by us to our customers, which could result in reduced demand for our products. If the cost of electricity generated by solar PV installations incorporating our systems is high relative to the cost of electricity from other sources, our business, financial condition and results of operations may be harmed. Any failure by us to adopt new or enhanced technologies or processes, or to react to changes in existing technologies, could result in product obsolescence, the loss of competitiveness of our products, decreased revenue and a loss of market share to competitors.

An increase in interest rates or tightening of the supply of capital in the global financial markets could make it difficult for end-users to finance the cost of a solar PV system and could reduce the demand for smart energy products and thus demand for our products.

Many end-users depend on financing to fund the initial capital expenditure required to develop, build or purchase a solar PV system. As a result, an increase in interest rates or a reduction in the supply of project debt financing or tax equity investments, could reduce the number of solar projects that receive financing or otherwise make it difficult for our customers or the end-users to secure the financing necessary to develop, build, purchase, or install a solar PV system on favorable terms, or at all, and thus lower demand for our products which could limit our growth or reduce our net sales. In addition, we believe that a significant percentage of end-users install solar PV systems as an investment, funding the initial capital expenditure through financing. Recent increases in interest rates could lower such end-user’s return on investment on a solar PV system, increase equity return requirements or make alternative investments more attractive relative to solar PV systems, and, in each case, could cause such end-users to seek alternative investments. Furthermore, current uncertainty in the economy due to the lingering effects of the COVID-19 pandemic, inflation, increases in interest rates and Russia’s invasion of Ukraine may detrimentally influence the end-users willingness to invest in solar PV systems, both due to end-users’ economic uncertainty as well as the market’s unwillingness to extend favorable financial terms to the end-users.

The market for our products is highly competitive and we expect to face increased competition as new and existing competitors introduce power optimizers, inverters, solar PV system monitoring and other smart energy products, which could negatively affect our results of operations and market share.

The market for solar PV and air purification solutions is highly competitive and could remain that way for an extended period of time. An increased global supply of PV modules has caused and may cause structural imbalances in which global PV module supply exceeds demand. We expect competition to intensify as new and existing competitors enter the market. In addition, there are several new entrants that are proposing solutions to the rapid shutdown functionality which has become a regulatory requirement for PV rooftop solar systems in the United States. If these new technologies are successful in offering a price competitive and technologically attractive solution to the residential solar PV market, this could make it more difficult for us to maintain market share and our business, financial condition and results of operations could be adversely affected.

Several of our existing and potential competitors have the financial resources to offer competitive products at aggressive or below-market pricing levels, which could cause us to lose sales or market share or require us to lower prices for our products in order to compete effectively. If we have to reduce our prices by more than we anticipated, or if we are unable to offset any future reductions in our average selling prices by increasing our sales volume, reducing our costs and expenses or introducing new products, our revenues and gross profit would suffer.

In addition, competitors may be able to develop new products more quickly than us, may partner with other competitors to provide combined technologies and competing solutions and may be able to develop products that are more reliable or that provide more functionality than ours.

The solar industry has historically been cyclical and experienced periodic downturns.

Our future success partly depends on continued demand for solar PV systems in the end-markets we serve. The solar industry has historically been cyclical and has experienced periodic downturns which may affect demand for our products. Additionally, PV solar and related technologies may not be suitable for continued adoption at economically attractive rates of return. Sufficient additional demand for solar modules and related technologies may not develop or may take longer to develop than we anticipate, causing our net sales and profit to flatten or decline and threatening our ability to sustain profitability.

The solar industry has undergone challenging business conditions in past years, including downward pricing pressure for PV modules, mainly as a result of overproduction, and reductions in applicable governmental subsidies, contributing to demand decreases. Therefore, there is no assurance that the solar industry will not suffer significant downturns in the future, which will adversely affect demand for our solar products and our results of operations.

Defects or performance problems in our products could result in loss of customers, reputational damage and decreased revenue, and we may face warranty, indemnity and product liability claims arising from defective products.

Although our products meet our stringent quality requirements, they may contain undetected errors or defects, especially when first introduced or when new generations are released. Errors, defects or poor performance can arise due to design flaws, defects in raw materials or components or manufacturing difficulties, which can affect both the quality and the yield of the product. Any actual or perceived errors, defects, or poor performance in our products could result in the replacement or recall of our products or components thereof, shipment delays, rejection of our products, damage to our reputation, lost revenue, diversion of our personnel from our product development efforts, and increases in customer service and support costs, all of which could have a material adverse effect on our business, financial condition, and results of operations.

Furthermore, defective components may give rise to warranty, indemnity or product liability claims against us that exceed any revenue or profit we receive from the affected products. Our limited warranties cover defects in materials and workmanship of our products under normal use and service conditions, therefore, we bear the risk of warranty claims long after we have sold products and recognized revenue. While we do have accrued reserves for warranty claims, our estimated warranty costs for previously sold products may change to the extent future products are not compatible with earlier generation products under warranty. Our warranty accruals are based on our assumptions and we do not have a long history of making such assumptions. As a result, these assumptions could prove to be materially different from the actual performance of our systems, causing us to incur substantial unanticipated expenses to repair or replace defective products in the future or to compensate customers for defective products. Our failure to accurately predict future claims could result in unexpected volatility in, and have a material adverse effect on, our financial condition.

If one of our products were to cause injury to someone or cause property damage, then we could be exposed to product liability claims and lawsuits which could result in significant costs and liabilities if damages are awarded against us. Further, any product liability claim we face could be expensive to defend and could divert management’s attention. The successful assertion of a product liability claim against us could result in potentially significant monetary damages, penalties or fines, subject us to adverse publicity, damage our reputation and competitive position, and adversely affect sales of our products. In addition, product liability claims, injuries, defects, or other problems experienced by other companies in the residential solar industry could lead to unfavorable market conditions for the industry as a whole.

The reduction, elimination or expiration of rebates, tax credits, government subsidies and economic incentives for on-grid solar electricity applications could reduce demand for solar PV systems and harm our business.

Federal, state and local government bodies provide incentives to promote solar electricity in the form of rebates, tax credits or exemptions and other financial incentives. The market for on-grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, often depends in large part on the availability and size of government and economic incentives. The reduction, elimination, or expiration of government subsidies, economic incentives, tax incentives, renewable energy targets and other support for on-grid solar electricity applications, or other public policies could negatively impact demand and/or price levels for our solar modules. The imposition of tariffs on our products could materially increase our costs to perform under our contracts with customers, which could adversely affect our results of operations.

For example, in 2015 the U.S. Congress passed a multi-year extension to the solar Investment Tax Credit (“ITC”), which helped grow the U.S. solar market. As of January 1, 2022, the ITC is 26% of expenditures from residential or commercial projects. By January 1, 2024, the ITC is expected to drop to 10% for commercial projects and is expected to be completely phased out for residential projects. The potential reduction and termination of the ITC could reduce the demand for solar energy solutions in the U.S. which would have an adverse impact on our business, financial condition, and results of operations. Furthermore, due to the continued economic downturn from COVID-19, many of the institutions utilizing the ITC may significantly pull back or no longer have the ability to invest, meaning that financing for solar projects may become seriously diminished.

In general subsidies and incentives may expire on a particular date, end when the allocated funding is reduced or terminated due to, inter alia, legal challenges, adoption of new statutes or regulations or the passage of time, they often occur without warning.

In addition, several jurisdictions have adopted renewable portfolio standards mandating that a certain portion of electricity delivered by utilities to customers come from a set of eligible renewable energy resources, such as solar, by a certain compliance date. Under some programs, a utility can receive a “credit” for renewable energy produced by a third party by either purchasing the electricity directly from the producer or paying a fee to obtain the right to renewable energy generated but used or sold by the generator. A renewable energy credit allows the utility to add this electricity to its renewable portfolio requirement without actually expending the capital for generating facilities. However, there can be no assurances that such policies will continue. Reduction or elimination of renewable portfolio standards or successful efforts to meet current standards could harm or halt the growth of the solar PV industry and our business.

Changes to net metering policies may reduce demand for electricity from solar PV systems and harm our business.

Our business benefits from favorable net metering policies in most U.S. states that allow a solar PV system owner to pay his or her electric utility only for power usage net of production from the solar PV system. System owners receive credit for the energy that the solar installation generates to offset energy usage at times when the solar installation is not generating energy. Under a net metering program, the customer typically pays for the net energy used or receives a credit against future bills if more energy is produced than consumed.

Most U.S. states have adopted some form of net metering. Yet, net metering programs have recently come under regulatory scrutiny in some U.S. states due to allegations that net metering policies inequitably shift costs onto non-solar ratepayers by allowing solar ratepayers to sell electricity at rates that are too high for utilities to recoup their fixed costs. For example, in 2019, Louisiana Public Service Commissions adopted net metering policies aimed at lowering the solar customers’ savings. In December 2021, the California Public Utilities Commission proposed lowering current net energy metering tariffs in addition to imposing a new grid-connection fee on new rooftop solar users. We cannot assure you that these programs will not be significantly modified going forward.

If the value of the credit that customers receive for net metering is reduced, end-users may be unable to recognize the current level of cost savings associated with net metering. The absence of favorable net metering policies or of net metering entirely, or the imposition of new charges that only or disproportionately affect end-users that use net metering would significantly limit demand for our products and could have a material adverse effect on our business, financial condition, results of operations and future growth.

Existing electric utility industry regulations, and changes to regulations, may present technical, regulatory, and economic barriers to the purchase and use of solar PV systems that may significantly reduce demand for our products or harm our ability to compete. In addition, determinations of various regulatory bodies regarding lack of compliance with certifications or other regulatory requirements could harm our ability to sell our products in certain countries.

Federal, state and local government regulations and policies concerning the electric utility industry, and internal policies and regulations promulgated by electric utilities, heavily influence the market for electricity generation products and services, and could deter purchases of solar PV systems sold by our customers, significantly reducing the potential demand for our products. In addition, depending on the region, electricity generated by solar PV systems competes most effectively with expensive peak-hour electricity from the electric grid, rather than the less expensive average price of electricity. Modifications to the utilities’ peak hour pricing policies or rate design, such as to a flat rate, could require the price of solar PV systems and their component parts to be lower in order to compete with the price of electricity from the electric grid

Changes in current laws or regulations applicable to us or the imposition of new laws and regulations could have a material adverse effect on our business, financial condition and results of operations. Any changes to government or internal utility regulations and policies that favor electric utilities could reduce the competitiveness of solar PV systems and cause a significant reduction in demand for our products and services.

Due to the seasonality of construction in the United States and step-downs of the ITC, our results of operations may fluctuate significantly from quarter to quarter, which could make our future performance difficult to predict and could cause our results of operations for a particular period to fall below expectations, resulting in a decline in the price of our common stock.

Our quarterly results of operations are difficult to predict and may fluctuate significantly in the future. Because a substantial majority of our sales since inception have been concentrated in the U.S. market, we have experienced seasonal and quarterly fluctuations in the past as a result of seasonal fluctuations in our customers’ businesses. Additionally, our end-users’ ability to install solar energy systems is affected by weather. For example, during the winter months in cold-weather climates in the United States, construction may be delayed in order to let the ground thaw to reduce costs. Such installation delays can impact the timing of orders for our products. We expect expansion into areas with traditionally warmer climates will result in less pronounced seasonal variations in our revenue profile over time. Additionally, we have historically experienced seasonal fluctuations in the purchase patterns of our customers related to the ITC step-downs, with at least some customers placing large orders in the fourth quarter of a particular year and the corresponding shipments occurring during the first half of the subsequent year, resulting in increased revenue in the first half of the year. There are no ITC step-downs in 2021 or 2022, but this fluctuation could continue to impact our business when the ITC step-downs resume after 2022.

Given that we are an early-stage company operating in a rapidly growing industry, the true extent of historic fluctuations due to the seasonality of construction and the ITC step-downs may have been masked by our recent growth rates and consequently may not be readily apparent from our historical results of operations and may be difficult to predict. Any substantial decrease in revenue would have an adverse effect on our business, prospects, financial condition, results of operations, and stock price. Seasonality and fluctuations in sales as described herein may also present cash flow challenges as well as place strain on our supply chain.

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

Our business and operating results may be harmed if we fail to expand our various product and service offerings (either through internal product or capability development initiatives or through partnerships and acquisitions) in such a way that achieves widespread market acceptance or that generates significant revenue and gross profits to offset our operating and other costs. We may not successfully identify, develop and market new product and service offerings in a timely manner. If we introduce new products and services, they may not attain broad market acceptance or contribute meaningfully to our revenue or profitability. Competitive or technological developments may require us to make substantial, unanticipated capital expenditures in new products and technologies or in new strategic partnerships, and we may not have sufficient resources to make these expenditures. Because the markets for many of our products and services are subject to rapid change, we may need to expand and/or evolve our product and service offerings quickly. Delays and cost overruns could affect our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements and harm our business and operating results.

We depend on our information technology systems, and those of our third-party vendors, contractors and consultants, and any failure or significant disruptions of these systems, security breaches or loss of data could materially adversely affect our business, financial condition and results of operations.

Our business is highly dependent on maintaining effective information systems as well as the integrity and timeliness of the data we use to serve our customers and operate our business. Because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our partners regard as significant. If our data were found to be inaccurate or unreliable due to fraud or other error, or if we, or any of the third-party service providers we engage, were to fail to maintain information systems and data integrity effectively, we could experience operational disruptions that may hinder our ability to provide services, establish appropriate pricing for services, retain and attract customers, establish reserves, report financial results timely and accurately and maintain regulatory compliance, among other things.

Our information technology strategy and execution are critical to our continued success. We believe our success is dependent, in large part, on maintaining the effectiveness of existing technology systems and continuing to deliver and enhance technology systems that support our business processes in a cost-efficient and resource-efficient manner. Increasing regulatory and legislative changes will place additional demands on our information technology infrastructure that could have a direct impact on resources available for other projects tied to our strategic initiatives. We must also develop new systems to meet current market standards and keep pace with continuing changes in information processing technology and evolving industry and regulatory standards. Failure to do so may present compliance challenges and impede our ability to deliver services in a competitive manner. Further, because system development projects are long-term in nature, they may be more costly than expected to complete and may not deliver the expected benefits upon completion.

Security incidents compromising the confidentiality, integrity, and availability of our confidential or personal information and our and our third-party service providers’ information technology systems could result from cyber-attacks, computer malware, viruses, social engineering (including spear phishing and ransomware attacks), credential stuffing, supply chain attacks, efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations, errors or malfeasance of our personnel, and security vulnerabilities in the software or systems on which we and our third-party service providers rely. As techniques used by cyber criminals change frequently, a disruption, cyberattack or other security breach of our information technology systems or infrastructure, or those of our third-party service providers, may go undetected for an extended period and could result in the theft, transfer, unauthorized access to, disclosure, modification, misuse, loss or destruction of our employee, representative, customer, vendor, consumer and/or other third-party data, including sensitive or confidential data, personal information and/or intellectual property. We cannot guarantee that our security efforts will prevent breaches or breakdowns of our or our third-party service providers’ information technology systems. If we suffer a material loss or disclosure of personal or confidential information as a result of a breach of our information technology systems, including those of our third-party service providers, we may suffer reputational, competitive and/or business harm, incur significant costs and be subject to government investigations, litigation, fines and/or damages, which could have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows. Moreover, while we maintain cyber insurance that may help provide coverage for these types of incidents, we cannot assure you that our insurance will be adequate to cover costs and liabilities related to these incidents. Further, our failure to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems could adversely affect our results of operations, financial position and cash flow.

If we are unable to protect the confidentiality of our trade secrets, know-how and other proprietary and internally developed information, the value of our technology could be adversely affected.

We may not be able to protect our trade secrets, know-how and other internally developed information adequately. Although we use reasonable efforts to protect this internally developed information and technology, our employees, consultants and other parties (including independent contractors and companies with which we conduct business) may unintentionally or willfully disclose our information or technology to competitors. Enforcing a claim that a third party illegally disclosed or obtained and is using any of our internally developed information or technology is difficult, expensive and time-consuming, and the outcome is unpredictable. We rely, in part, on non-disclosure, confidentiality and assignment-of-invention agreements with our employees, independent contractors, consultants and companies with which we conduct business to protect our internally developed information. These agreements may not be self-executing, or they may be breached and we may not have adequate remedies for such breach. Moreover, third parties may independently develop similar or equivalent proprietary information or otherwise gain access to our trade secrets, know-how and other internally developed information.

Our future success depends on our ability to retain our chief executive officer and other key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on our executive officers, as well as the other principal members of our management team. Although we have entered into employment agreements with Mr. Ralston and Mr. Lambrecht providing for certain benefits, including severance in the event of a termination without cause, these agreements do not prevent them from terminating their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives. The unexpected loss of the services of one or more of our directors or executive officers and/or advisors including due to disease (such as COVID-19), disability or death, could have a detrimental effect on us.

In addition, we rely on consultants and advisors to assist us in formulating our development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

Ongoing supply chain delays and disruptions in the solar panel industry may materially adversely affect our businesses.

Our solar sales business has been, and continues, to be impacted by increased supply chain delays and shortages. COVID-19 impacts and restrictions on trade with China have disrupted the availability of solar panels. In March 2022, the Department of Commerce (“DOC”) announced plans to investigate solar panel imports from Cambodia, Malaysia, Thailand and Vietnam for alleged circumvention of U.S. import tariffs. The DOC investigation created a major disruption in the solar panel supply chain and made it difficult for U.S. solar companies to complete new projects. In June 2022, the Biden Administration announced a two-year tariff moratorium on solar panels to help ease these international supply chain challenges and encourage domestic manufacturing. As a result of this moratorium, supply of solar panels has begun to return to previous levels and the Company has experienced a greater supply of available panels for current and upcoming projects.

Risks Related to our Securities

We have identified material weaknesses in our internal control over financial reporting. Failure to maintain effective internal controls could cause our investors to lose confidence in us and adversely affect the market price of our common stock. If our internal controls are not effective, we may not be able to accurately report our financial results or prevent fraud.

Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires that we maintain internal control over financial reporting that meets applicable standards. We may err in the design or operation of our controls, and all internal control systems, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met. Because there are inherent limitations in all control systems, there can be no assurance that all control issues have been or will be detected.

In our Form 10-K for the year ended December 31, 2022, we identified certain material weaknesses in our internal controls. Specifically, we lacked a functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures, and inadequate segregation of duties consistent with control objectives.  Our weaknesses also related to a lack of a sufficient number of personnel with appropriate training and experience in U.S. general acceptable accounting principles (“GAAP”) and SEC rules and regulations with respect to financial reporting functions. Furthermore, we lack robust accounting systems as well as sufficient resources to hire such staff and implement these accounting systems.

If we are unable, or are perceived as unable, to produce reliable financial reports due to internal control deficiencies, investors could lose confidence in our reported financial information and operating results, which could result in a negative market reaction and a decrease in our stock price.

Our executive officers and directors have the ability to control all matters submitted to stockholders for approval.

Our executive officers and directors hold collectively 42,309,285 shares of our Class A Convertible Preferred Stock (each share votes as the equivalent of 50 shares of common stock on all matters submitted for a vote by the common stockholders), and as such, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act collectively, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could

•	delay, defer or prevent a change of control;
•	entrench our management and the Board; or
•	impede a merger, consolidation, takeover or other business compensation involving us that other stockholders may desire.

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

We may issue preferred stock in different series with terms that could dilute the voting power or reduce the value of our common stock.

While we already have five classes of preferred stock outstanding, each of which class entitles its holders to significant favorable rights and preferences as compared to the holders of our common stock, we have no specific plan to issue any new preferred stock in different series and we anticipate that all series of preferred stock other than our Class A Convertible Preferred Stock will be converted or repurchased in connection with the closing of this offering. However, our amended and restated articles of incorporation, as amended (“Articles of Incorporation”) authorizes us to issue, without the approval of our stockholders, one or more series of preferred stock having such designation, relative powers, preferences (including preferences over our common stock respecting dividends and distributions), voting rights, terms of conversion or redemption, and other relative, participating, optional, or other special rights, if any, of the shares of each such series of preferred stock and any qualifications, limitations, or restrictions thereof, as our Board may determine. The terms of one or more future classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, the repurchase or redemption rights or liquidation preferences we could assign to holders of a specific preferred stock class could affect the residual value of the common stock.  We currently have five classes of preferred stock authorized pursuant to our Articles of Incorporation which will dilute the voting power and reduce the value of our common stock, including repurchase or redemption rights and liquidation preferences.

The market valuation of our business may fluctuate due to factors beyond our control and the value of your investment may fluctuate correspondingly, including at a time when you may want to sell your holdings.

The market valuation of smaller reporting companies, such as us, frequently fluctuate due to factors unrelated to the past or present operating performance of such companies. Our market valuation and the trading prices of our common stock may fluctuate significantly in response to a number of factors, many of which are beyond our control, including:

•	changes in securities analysts’ estimates of our financial performance, although there are currently no analysts covering our stock;

•	fluctuations in stock market prices and volumes, particularly among securities of smaller reporting companies;

•	fluctuations in related commodities prices;

•	additions or departures of key personnel;

•	quarterly variations in our results of operations or those of our competitors;

•	delays in end-user deployments of products;

•	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•	intellectual property infringements;

•	our ability to develop and market new and enhanced products on a timely basis;

•	commencement of, or our involvement in, litigation;

•	major changes in our Board or management;

•	changes in governmental regulations;

•	changes in earnings estimates or recommendations by securities analysts;

•	the impact of the COVID-19 pandemic, inflation, increasing interest rates and Russia’s invasion of Ukraine on capital markets;

•	our failure to generate material revenues;

•	our public disclosure of the terms of this financing and any financing which we consummate in the future;

•	any acquisitions we may consummate;

•	short selling activities;

•	changes in market valuations of similar companies;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	changes in the prices of commodities associated with our business; and

•	general economic conditions and slow or negative growth of end markets.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies, such as the uncertainty associated with the COVID-19 pandemic. These market fluctuations may adversely affect the price of our common stock and other interests in our Company at a time when you want to sell your interest in us.

Our common stock may be affected by limited trading volume and price fluctuations, which could adversely impact the value of our common stock.

Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market prices of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the market prices of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time.

We currently do not intend to declare dividends on our common stock in the foreseeable future and, as a result, your returns on your investment may depend solely on the appreciation of our common stock.

We currently do not expect to declare any dividends on our common stock in the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used to provide working capital, to support our operations and to finance the growth and development of our business. Any determination to declare or pay dividends in the future will be at the discretion of our Board, subject to applicable laws and dependent upon a number of factors, including our earnings, capital requirements and overall financial conditions. In addition, terms of any future debt or preferred securities may further restrict our ability to pay dividends on our common stock. Accordingly, your only opportunity to achieve a return on your investment in our common stock may be if the market price of our common stock appreciates and you sell your shares at a profit. The market price for our common stock may never exceed, and may fall below, the price that you pay for such common stock. See “Dividend Policy.”

Because we initially became a reporting company under the Exchange Act by means other than a traditional underwritten initial public offering, we may not be able to attract the attention of research analysts at major brokerage firms.

Because we did not initially become a reporting company by conducting an underwritten initial public offering of our common stock on a national securities exchange, securities analysts of brokerage firms may not provide coverage of our Company. In addition, investment banks may be less likely to agree to underwrite follow-on offerings on our behalf than they might if we initially became a public reporting company by means of an underwritten initial public offering on a national securities exchange, because they may be less familiar with our Company as a result of more limited coverage by analysts and the media, and because we became public at an early stage in our development. The failure to receive research coverage or support in the market for our shares will have an adverse effect on our ability to develop a liquid market for our common stock.

The elimination of personal liability against our directors and officers under Nevada law and the existence of indemnification rights held by our directors, officers and employees may result in substantial expenses.

Our Articles of Incorporation and our amended and restated bylaws (“Bylaws”) eliminate the personal liability of our directors and officers to us and our stockholders for damages for breach of fiduciary duty as a director or officer to the extent permissible under Nevada law. Further, our Articles of Incorporation and our Bylaws provide that we are obligated to indemnify each of our directors or officers to the fullest extent authorized by Nevada law and, subject to certain conditions, advance the expenses incurred by any director or officer in defending any action, suit or proceeding prior to its final disposition. Those indemnification obligations could expose us to substantial expenditures to cover the cost of settlement or damage awards against our directors or officers, which we may be unable to afford. Further, those provisions and resulting costs may discourage us or our stockholders from bringing a lawsuit against any of our current or former directors or officers for breaches of their fiduciary duties, even if such actions might otherwise benefit our stockholders.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the registrant pursuant to any charter provision, by law or otherwise, the registrant has been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Provisions in our Articles of Incorporation and By-laws and under Nevada law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our Articles of Incorporation and Bylaws, respectively, may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which our common stockholders might otherwise receive a premium price for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our Board is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board.

General Risk Factors

General political, social and economic conditions can adversely affect our business.

Demand for our products and services depends, to a significant degree, on general political, social and economic conditions in our markets. Worsening economic and market conditions, downside shocks, or a return to recessionary economic conditions could serve to reduce demand for our products and services and adversely affect our operating results. In addition, an economic downturn could impact the valuation and collectability of certain long-term receivables held by us. Additionally, the global economy and financial markets may be adversely affected by geopolitical events, including the current or anticipated impact of military conflict and related sanctions imposed on Russia by the United States and other countries due to Russia’s recent invasion of Ukraine.

Our businesses may be materially adversely affected by the recent coronavirus (COVID-19) outbreak or the related market decline and volatility.

On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (“COVID-19”) a “Public Health Emergency of International Concern.” On March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. The significant outbreak of COVID-19 has resulted in a widespread health crisis that adversely affected economies and financial markets worldwide during 2020 and 2021, including the businesses which we operate and own a percentage of. The recent market decline and volatility in connection with the COVID-19 pandemic could also materially and adversely affect any future potential acquisitions. Furthermore, with restrictions on travel, the limited ability to have meetings with personnel, vendors and services providers are expected to have an adverse effect on our businesses. While the Company expects the effects of the pandemic to negatively impact its results from operations, cash flows and financial position, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time. The Company has experienced customer delays and extensions for projects, supply chain delays, furloughs of personnel, increased utilization of telework, increased safety protocols to address COVID-19 risks, decreased installations and other impacts from the COVID-19 pandemic. Additionally, the initial travel restrictions and lockdowns imposed at the start of the COVID-19 pandemic impacted the Company’s solar sales businesses as our traditional door-to-door sales model was no longer feasible. The Company has experienced workforce shortages in connection with the COVID-19 pandemic. The Company’s ability to attract and retain additional employees may limit its ability to grow across its businesses.

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

Item 2. Properties.

We do not currently own any property or real estate of any kind. The Company leased approximately 1,400 square feet of office space at 2999 North 44th Street, Phoenix, Arizona 85018, through January 31, 2023, at a monthly base rent of $3,688 through February 2022, then increasing to $3,758 per month beginning February 2022. The lease was cancelled in January 2023.

Box Pure Air currently leases office space at 75 Port City Landing, Pleasanton, South Carolina 29464, at a monthly base rent of $2,567.58. The lease term is month to month.

On July 2, 2019, the Company executed a lease agreement for an industrial building space in California for 24 months at base rent of $2,400 per month through June 30, 2021, upon which the lease expired. The Company no longer leases this space.

Effective April 15, 2022, Boston Solar,  entered into a lease extension to secure parking, warehouse, and office facilities. The lease runs through October 30, 2027 with a monthly cost of $22,838.00.

Item 3. Legal Proceedings.

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

On January 9, 2023, the Company announced that it and Direct Solar America have resolved their claims against Pablo Diaz Curiel, Kjelsey Johnson, Brian Odle, Elijah Chaffino, Christina Berume and Jessica Hernandez in the United States District Court, District of Arizona. The claims filed by Pablo Diaz, individually and derivatively on behalf of SinglePoint Direct Solar, LLC, JAGUSA Holdings, LLC, Elijah Chaffino, Kjelsey Johnson, Brian Odle, Direct Solar, LLC and AI Live Transfers against the Company, SinglePoint Direct Solar, LLC, Greg Lambrecht, Wil Ralston and Corey Lambrecht filed in the United States District Court, District of Arizona have also been resolved. The Company and SinglePoint Direct Solar, LLC maintains its claims against SIRC and USA Solar Network. The Company, SinglePoint Direct Solar, LLC and Pablo Diaz Curiel have also resolved the arbitration matter pending before the American Arbitration Association, whereby Mr. Diaz brought wage related claims.

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

Quarterly period	High	Low
Fiscal year ended December 31, 2022:
First Quarter	$0.2150	$0.0720
Second Quarter	$0.1770	$0.0740
Third Quarter	$0.1830	$0.0740
Fourth Quarter	$0.1170	$0.0510

Fiscal year ended December 31, 2021:
First Quarter	$6.6602	$0.1950
Second Quarter	$2.4600	$0.5000
Third Quarter	$0.5599	$0.1801
Fourth Quarter	$0.2300	$0.0503

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

Holders

As of December 31, 2022, there were 114,127,911 shares of common stock outstanding, which were held by approximately 199 record holders. In addition, there were 75,725,981 shares of our Class A Convertible Preferred Stock outstanding, which were held by ten record holders, 19 shares of our Class C Convertible Preferred Stock outstanding, which were held by one record holder; 2,000 shares of our Class D Convertible Preferred Stock outstanding, which were held by one record holder, and 1,920 shares of our Class E Convertible Preferred Stock outstanding, which were held by one record holder.

Dividends

Through December 31, 2022, except for dividends due on our Preferred Stock, we have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended December 31, 2022, there were no sales by the Company (which have not been included in a Quarterly Report on Form 10Q or in a Current Report on Form 8-K) that were not registered under the Securities Act.

Securities authorized for issuance under equity compensation plans

Information about our equity compensation plans is incorporated herein by reference to Item 11 of Part III of this Annual Report on Form 10-K.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this prospectus. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements” or in other parts of this prospectus. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

We are focused on providing renewable energy solutions and energy-efficient applications to drive better health and living. We conduct our solar operations primarily through our Boston Solar subsidiary and we conduct our air purification operations through our Box Pure Air subsidiary. We also have ownership interests in businesses we consider not to be core to our overall operations. The Company plans to expand its footprint and market share in the residential solar, small commercial solar and indoor air purification business through acquisition and organic internal growth. We strive to create long-term value for our stockholders by increasing market penetration for our subsidiaries, growing revenue and improving cash flow. The Company is actively looking for and executing on strategic initiatives to sell, partner with or spin-off other non-renewable energy related assets.

The subsidiaries of Singlepoint in our core businesses are as follows:

Subsidiary	Current Ownership	Business	Date of Acquisition
The Boston Solar Company LLC	80.1%	Solar	April 2022
Box Pure Air, LLC	51%	Air Purification	Feb 2021

The subsidiaries of Singlepoint in our non-core businesses are as follows:

Subsidiary	Current Ownership	Business	Date of Acquisition
Discount Indoor Garden Supply, Inc.	90%	Agriculture	May 2017
EnergyWyze LLC	100%	Solar	Feb 2021
ShieldSaver, LLC	51%	Vehicle Repair Tracking	January 2018
Singlepoint Direct Solar, LLC	51%	Solar	May 2018

Recent Developments

April 2022 Capital Raises

On April 5, 2022, we entered a Securities Purchase Agreement (the “GHS Purchase Agreement”) with GHS Investments, LLC (“GHS”), whereby GHS agreed to purchase, in three separate tranches, up to $1.5 million of the Company’s Class E Preferred Stock. The first tranche (the “Initial Closing Date”), which closed upon execution of the GHS Purchase Agreement, was for the purchase 707 shares of Class E Preferred Stock for $707,000. The second tranche, which closed 30 days after the Initial Closing Date, was for the purchase of 500 shares of Class E Preferred Stock for $500,000, and the third tranche, which closed approximately 60 days following the Initial Closing Date, was for the purchase of 293 shares of Class E Preferred Stock for $293,000. In addition, the Company issued to GHS (i) an additional 50 shares of Class E Preferred Stock on the Initial Closing Date as an equity incentive and (ii) warrants to purchase 4,129,091 shares of the Company’s common stock at an exercise price of $0.11 per share for a period of five years.

On April 21, 2022, we entered a Securities Purchase Agreement (the “Note Agreement”) with Cameron Bridge LLC, Target Capital LLC, and Walleye Opportunities Master Fund Ltd. (collectively the “Note Investors”), whereby the Note Investors purchased from the Company, and the Company issued, an aggregate principal amount of $4,885,354 of 15% original issue discount convertible promissory notes (each, a “Note” and collectively, the “Notes”), and (ii) warrants to purchase shares of common stock of the Company (each, a “Warrant” and collectively, the “Warrants”). In order to secure the full and timely payment and performance of all of the Company’s obligations to the Note Investors under the Notes, the Company agreed to transfer, pledge, assign, and grant to the Investors a continuing lien and security interest in all right, title and interest of the Company’s 80.1% interest in Boston Solar. Boston Solar guaranteed the obligations of the Company under the Notes and granted the Note Investors a security interest in and pledged its assets as collateral for the Notes, in the event of a default on the terms of the Notes. Each Note was designated as a 15% Convertible Promissory Note due the earlier of January 21, 2023 or upon the occurrence of certain specified events. In connection with the sale of the Notes, the Company also entered into several ancillary agreements with the Note Investors, including a registration rights agreement and agreements securing the repaying the Notes.

Boston Solar Acquisition

On April 21, 2022, we closed on our previously disclosed acquisition of  an 80.1%  interest in Boston Solar. The total consideration paid for the interest was $6,064,858 consisting of: $2,287,168 of cash paid at closing; issuance of a note payable in 14,781,938 shares of Company common stock with a fair value of $1,252,273; issuance of a promissory note with a fair value of $897,306; issuance of a convertible promissory note with a fair value of $1,378,111 payable in cash or shares of Company common stock at the holder’s option; and a $250,000 holdback of additional cash. The transaction resulted in Boston Solar being debt free after the closing.

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

Convertible Preferred Stock

On November 3, 2022, the Company entered a Securities Purchase Agreement (the “Purchase Agreement”) with GHS, whereby GHS agreed to purchase, 350 shares of the Company’s Class E Preferred Stock in two equal tranches of $175,000. The first tranche (the “Initial Closing Date”), occurred promptly upon execution of the Purchase Agreement, is the purchase of 175 shares of Class E Preferred Stock for $175,000. The second tranche, scheduled for 15 trading days following the Initial Closing Date, upon satisfaction of the applicable deliveries and closing conditions set forth in the Purchase Agreement, is the purchase of 175 shares of Class E Preferred Stock for $175,000. In addition the Company issued GHS ten shares of Class E Preferred Stock upon the Initial Closing Date as an equity incentive, and agreed to issue ten shares of Class E Preferred Stock upon the closing of the second tranche as an equity incentive.

On November 3, 2022 the Company filed with the State of Nevada, an Amended and Restated Certificate of Designation for the Class E Preferred Stock to increase the number of authorized shares of Class E Preferred Stock to 2,500. All other terms of the Certificate of Designation for the Class E Preferred Stock remain as originally provided.

Results from Operations

Year ended December 31, 2022, as compared to the year ended December 31, 2021

 The following tables set forth our consolidated results of operations for the periods presented. As noted above, we acquired Boston Solar on April 21, 2022, and accordingly, our results of operations for a portion of the twelve months ended December 31, 2022 and the entirety of the twelve-month-period ended December 31, 2021 do not include the operations of Boston Solar. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	12 Months ended December 31,
	2022	2021
Revenue	$21,786,149	$808,902
Gross Profit	$6,324,867	$72,156
Operating Expenses	$13,109,333	$5,006,718
Other Income (Expense)	$(2,418,067)	$(829,385)
Net Income (Loss)	$(9,202,533)	$(5,763,947)

Revenue. For the years ended December 31, 2022, and 2021, we generated revenue of $21,786,149 and  $808,902, respectively. The increase was due primarily to the inclusion of Boston Solar revenues and increased sales of our air purification systems.

Cost of Revenue. For the years ended December 31, 2022, and 2021, cost of revenue was $15,461,282 and $736,746, respectively. The increase was due primarily to the inclusion of Boston Solar costs and increased sales of our air purification systems with corresponding increases in cost of revenue.

Gross Profit. As a result of the foregoing, our gross profit was $6,324,867 for the year ended December 31, 2022, compared with $72,156, for the year ended December 31, 2021. The increase was due primarily to the inclusion of Boston Solar revenues and increased sales of our air purification systems.

Operating Expenses.For the years ended December 31, 2022, and 2021, total operating expenses were $13,109,333 and $5,006,718, respectively. The increase was primarily due to the inclusion of Boston Solar operations, and an increase in professional and legal fees.

Other Income (Expense). For the years ended December 31, 2022, and 2021, other expense was $2,418,067 and $829,385, respectively.  The increase was due primarily to increases in amortization of debt discounts, impairment of goodwill, and interest expense.

Net Loss. For the years ended December 31, 2022, and 2021, net loss was $9,202,533 and $5,763,947, respectively. The increase in net loss is primarily a result of higher operating and other expenses partially offset by higher gross profit.

Liquidity and Capital Resources

As of December 31, 2022, we had cash and cash equivalents of approximately $0.6 million.  To continue operations for the next 12 months we will have a cash need of approximately $4.0 million. We anticipate funding our operations for the next 12 months using available cash, cash flow generated from our operations and proceeds from this offering.  The Company plans to pay off current liabilities through sales and increasing revenue through sales of Company services and or products, or through financing activities as mentioned above, although there is no guarantee that the Company will ultimately do so. Should we not be able to fulfill our cash needs through the increase of revenue we will need to raise money through the sale of additional shares of common stock, convertible notes, debt or similar instrument(s). Our net losses and need for additional funding raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well capital raised from the sale of securities. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to maintain profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

Lambrecht Note

A past source of liquidity for the Company has been borrowings from affiliates.  In this connection, we previously borrowed an aggregate of approximately $606,000 from Gregory Lambrecht, a former executive officer and director of the Company (the “Insider Debt”).  On May 18, 2021, the Company entered into a Separation Agreement and General Release (the “Separation Agreement”) with Mr. Lambrecht.  Pursuant to the Separation Agreement, Mr. Lambrecht resigned as an officer and director of the Company and agreed to terminate his employment agreement with the Company.  The Company agreed to pay Mr. Lambrecht $764,480 due in unpaid accrued compensation and repay the Insider Debt as follows: (i) the Company agreed to issue Mr. Lambrecht 362,987 shares of common stock, with a value of $272,240 on the date of issuance, (ii) the Company agreed to pay Mr. Lambrecht  $250,000 in cash within two business days of the date of the Separation Agreement, and (iii) satisfy the remaining $848,612 in Accrued Debt by issuing Mr. Lambrecht a promissory note (the “Lambrecht Note”).  The Lambrecht Note carries a 10% interest rate, and the Company is required to make monthly payments of principal and interest in the amount of $21,523, with the first payment of $21,523 due September 1, 2021 and a final payment amount of $21,523 due on August 1, 2025. As of December 31, 2022 and December 31, 2021, the balance due was $759,073 and $804,896 respectively.

Convertible Notes

On April 21, 2022 the Company issued 15% original issue discount convertible promissory notes to each of Cameron Bridge LLC, Target Capital LLC, and Walleye Opportunities Master Fund. Each of the notes has an aggregate principal amount of $1,470,589, is due January 21, 2023 and bears interest at a rate of 15% annually. The Company has the option to repay prepay each note at any time prior to or on January 21, 2023 at an amount equal to 120% of the sum of (i) the outstanding principal amount of the note, plus (ii) accrued and unpaid interest thereon, plus (iii) all other amounts, costs, expenses and liquidated damages due in respect of the note. The notes are convertible at the option of the holder or upon the occurrence of a liquidity event or event of default into the number of shares of the Company’s Common Stock equal to the quotient (rounded down to the nearest whole share) obtained by dividing (x) the outstanding principal amount and any unpaid accrued interest by (y) the conversion price

On April 21, 2022 the Company issued an unsecured 36-month convertible seller note to Daniel Mello Guimaraes in an aggregate principal amount of $1,940,423, convertible into shares of the Company’s Common Stock based on the 60-day volume weighted price average of the Company’s Common Stock prior to April 21, 2022. The payments begin six months after April 21, 2022 and are paid quarterly over 30 months.

On April 21, 2022, the Company issued an unsecured convertible note in the aggregate principal amount of $976,016 to Daniel Mello Guimaraes, payable in cash or in shares of the company’s common stock at the holder’s option at a 20% discount to the market based on a predetermined formula. The note bears interest at a rate of 12.5% annually. The note is due March 31, 2023.

In October 2016, the Company issued a convertible note in the aggregate principal amount of $10,500 with an interest rate of 0%, due in October 2017; the note was convertible at $0.525 per share. This note is currently in default.

Term Notes

On July 13, 2021 the Company issued a promissory note to Bucktown Capital LLC (“BCL”) in the aggregate principal amount of $1,580,000. The note bears interest at a rate of 8% per annum and provides that for each calendar quarter beginning on January 1, 2022 and continuing until the note is paid in full, the Company will make quarterly cash payments to BCL equal to $250,000. The Company may choose the frequency and amount of each payment (subject to a minimum payment of $50,000) during each applicable quarter so long as the aggregate amount paid during each quarter is equal to $250,000.

On April 21, 2022 the Company issued an unsecured promissory note in the aggregate principal amount of $1,000,000 with no stated interest to Romain Strecker. Principal payments are due as follows: $250,000 due October 21, 2022, $250,000 due April 30, 2023 and $500,000 due October 31, 2023.

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

Contractual Obligations and Future Cash Requirements

Our principal contractual obligations expected to give rise to material cash requirements consist of non-cancelable leases for our leased facilities, vehicles, tools and current short term as well as long term debt obligations as well as convertible notes. We lease properties in Boston, Massachusetts and Phoenix, Arizona from an unrelated party under non-cancelable operating leases dating through 2027 and 2022, respectively. The monthly operating lease related to Boston Solar for real estate are from $4,372 to $18,466 and end September 2027. Vehicle leases range from $644 to $973 per month, and their end dates from December 2023 to September 2026. Tools lease payments are $1,285 per month and end March 2027. We believe our liquidity resources, our cash on hand and cash generated by operations will be sufficient to cover these obligations as well as the future cash requirements of being a public company.

Consolidated Statement of Cash Flow Data:

	Year Ending December 31, 2022	Year Ending December 31, 2021
Net cash used in operating activities	$(4,164,983)	$(4,831,629)
Net cash provided used in investing activities	$(1,522,242)	$(44,700)
Net cash provided by financing activities	$6,059,982	$4,869,341
Net Change in Cash	$372,757	$(6,988)
Cash at beginning of year	$191,485	$198,473
Cash at end of year	$564,242	$191,485

Operating Activities

Cash used in operating activities – For the year ended December 31, 2022, we had $4,164,983 net cash used in operating activities which was due primarily from our net loss attributable to Singlepoint stockholders of $8,852,677, partially offset by non-cash expenses related to goodwill impairment charge ($1,315,973), amortization of debt discounts ($1,376,934), and common stock issued for services ($1,502,513).  For the year ended December 31, 2021, $4,831,629 net cash used in operating activities was due primarily from our net loss attributable to Singlepoint stockholders of $5,373,015.

Investing Activities

Cash flow provided by (used in) investing activities – For the year ended December 31, 2022, net cash used in investing activities was $1,522,242, primarily due to the Boston Solar acquisition, net of cash acquired.  For the year ended December 31, 2021, net cash used in investing activities was $44,700 related to acquisition related expenses and purchases of property, plant, and equipment.

Financing Activities

Cash flow from financing activities – For the year ended December 31, 2022, net cash provided by financing activities was $6,059,982, primarily due to $3,777,500 of proceeds from issuance of convertible notes and$1,830,000 of proceeds from sale of preferred stock – Class E.  For the year ended December 31, 2021, net cash provided by financing activities was  $4,869,341, primarily due to proceeds from long-term notes payable and proceeds from the sale of Classes C and D Preferred Stock.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Notes to the Consolidated Financial Statements describe the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, contingencies and taxes. Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Singlepoint, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Singlepoint, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 of the notes to consolidated financial statements, the Company expects to continue incurring operating losses and generating negative cash flows from operations for the foreseeable future.  Additionally, the Company has a significant accumulated deficit and net loss for the period.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment

Critical Audit Matter Description

As described in Notes 1 and 5 of the notes to consolidated financial statements, the Company tests goodwill for impairment annually at the reporting unit level, or more frequently, if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Reporting units are tested for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recorded based on the difference between the fair value and carrying amount, not to exceed the associated carrying amount of goodwill. The Company’s annual impairment test occurred on December 31, 2022.

We identified the evaluation of the impairment analysis for goodwill as a critical audit matter because of the significant estimates and assumptions management used in determining the fair value of the reporting unit which is based on market indicators. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the following:

-	Testing management’s process for developing the fair value estimate.

-	Evaluating the market indicators used by management in developing their fair value estimate.

-	Testing the completeness and accuracy of underlying data used in the fair value estimate.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

March 31, 2023

We have served as the Company’s auditor since 2017.

SINGLEPOINT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS
CURRENT ASSETS:
Cash	$564,242	$191,485
Accounts receivable, net	3,034,070	90,763
Prepaid expenses	261,622	40,847
Inventory, net	2,481,384	70,250
Contract assets	404,849	-
Notes receivable from related party	220,456	63,456
Current portion of deferred compensation, net of discount	-	60,373

Total Current Assets	6,966,623	517,174

NON-CURRENT ASSETS:
Property, net	232,873	54,105
Right of use asset	1,295,690	-
Investment, at fair value	134,376	-
Intangible assets, net	3,291,242	34,485
Goodwill	7,199,567	1,702,119
Deferred compensation, net of current portion	-	60,374

Total Assets	$19,120,371	$2,368,257

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$4,797,456	$231,816
Accrued expenses, including accrued officer salaries	1,479,656	512,214
Current portion of convertible notes payable, net of debt discount	6,748,396	10,500
Unearned revenue	4,927,240	-
Lease liability, current portion	272,575	42,164
Advances from related party	657,404	415,068
Accrued preferred share dividends	224,760	-
Current portion of notes payable, net of debt discount	2,464,823	1,020,350

Total Current Liabilities	21,572,310	2,232,112

LONG-TERM LIABILITIES:
Convertible notes payable, net of current portion	840,474	-
Lease liability, net of current portion	1,039,207	5,353
Advances from related party, net of current portion	400,897	602,363
Long-term notes payable, net of debt discount	145,357	767,160

Total Liabilities	23,998,245	3,606,988

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (DEFICIT)
Undesignated preferred stock, par value $0.0001; 19,992,500 and 39,995,000 shares authorized as of December 31, 2022, and December 31, 2021, respectively;

Class A convertible preferred stock, par value $0.0001; 80,000,000 shares authorized; 75,725,981 and 56,353,015 shares issued and outstanding
as of December 31, 2022 and December 31, 2021, respectively	7,573	5,635

Class B convertible preferred stock, par value $0.0001; 1,500 shares
authorized; 0 and 48 shares issued and outstanding as of December 31, 2022	-	-
and December 31, 2021, respectively

Class C convertible preferred stock, par value $0.0001; 1,500 shares
authorized; 19 and 760 shares issued and outstanding as of December 31, 2022	-	-
and December 31, 2021, respectively

Class D convertible preferred stock, par value $0.0001; 2,000 shares
authorized; 2,000 shares issued and outstanding as of December 31, 2022	-	-
and December 31, 2021, respectively

Class E convertible preferred stock, par value $0.0001; 2,500 shares
authorized; 1,920 and no shares issued and outstanding as of December 31, 2022	-	-
and December 31, 2021, respectively

Common stock, par value $0.0001; 5,000,000,000 shares authorized;
114,127,911 and 58,785,924 shares issued and outstanding
as of December 31, 2022, and December 31, 2021, respectively	11,413	5,879

Additional paid-in capital	90,127,315	85,853,388
Accumulated deficit	(95,236,339)	(86,158,902)
Total Singlepoint Inc. stockholders' equity (deficit)	(5,090,038)	(294,000)
Non-controlling interest	212,164	(944,731)
Total Stockholders' Equity (Deficit)	(4,877,874)	(1,238,731)

Total Liabilities and Stockholders' Equity (Deficit)	$19,120,371	$2,368,257

 The accompanying notes are an integral part of these consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2022	December 31, 2021

REVENUE	$21,786,149	$808,902

Cost of revenue	15,461,282	736,746

Gross profit	6,324,867	72,156

Selling, general and administrative expense ("SG&A")	13,109,333	5,006,718

INCOME (LOSS) FROM OPERATIONS	(6,784,466)	(4,934,562)

OTHER INCOME (EXPENSE):
Interest expense	(234,169)	(152,678)
Amortization of debt discounts	(1,376,934)	(16,772)
Impairment of Goodwill	(1,315,973)	(680,772)
Other income	384,008	-
Gain on settlement of debt	125,001	513,909
Warrant expense	-	(416,445)
Gain (loss) on change in fair value of derivative liability and equity securities	-	(76,627)

Other income (expense)	(2,418,067)	(829,385)

INCOME (LOSS) BEFORE INCOME TAXES	(9,202,533)	(5,763,947)

Income taxes	-	-

NET INCOME (LOSS)	(9,202,533)	(5,763,947)

Loss (income) attributable to non-controlling interests	349,856	390,932

NET INCOME (LOSS) ATTRIBUTABLE TO SINGLEPOINT INC. STOCKHOLDERS	$(8,852,677)	$(5,373,015)

Net income (loss) per share - basic and diluted	$(0.10)	$(0.12)

Weighted average number of common shares outstanding - basic and diluted	89,429,042	43,847,537

 The accompanying notes are an integral part of these consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock Class A Par Value $0.0001		Preferred Stock Class B Par Value $0.0001		Preferred Stock Class C Par Value $0.0001		Preferred Stock Class D Par Value $0.0001		Preferred Stock Class E Par Value $0.0001		Common Stock Par Value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in Capital	Accumulated Deficit	Non-controlling Interest	Stockholders' Equity (Deficit)

Balance, December 31, 2020	60,000,000	$6,000	408	$-	-	-	-	-	-	-	33,075,711	$3,308	$78,132,202	$(80,785,887)	$(553,799)	$(3,198,176)

Issuance of common shares for services											335,106	34	94,974			95,008
Issuance of common shares for services previously accrued											87,776	9	51,266			51,275
Issuance of common shares for cash										-	4,210,577	421	540,478			540,899
Issuance of common shares for acquisition											168,350	17	414,134			414,151
Issuance of common shares for principal and accrued interest on notes											2,550,485	255	3,444,902			3,445,157
Issuance of preferred shares for cash					760	-	2,000	-		-		-	2,760,000			2,760,000
Conversion of preferred shares	(3,646,985)	(365)	(360)	-							10,913,576	1,091	(444)			282
Warrants converted to common shares											5,700,000	570	415,876			416,446
Rounding adjustment in connection with reverse split											1,744,343	174				174
Net loss														(5,373,015)	(390,932)	(5,763,947)

Balance, December 31, 2021	56,353,015	$5,635	48	$-	760	-	2,000	-	-	-	58,785,924	$5,879	$85,853,388	$(86,158,902)	$(944,731)	$(1,238,731)
Issuance of common shares for services and closing costs											14,881,508	1,488	1,510,025			1,502,513
Issuance of common shares for cash											10,289,423	1,029	766,204			767,233
Issuance of common shares related to debt issuance										-	2,620,545	262	(262)			-
Issuance of common shares for convertible note											672,830	67	45,210			45,277
Issuance of common shares for investment											1,066,477	107	134,269			134,376
Issuance of preferred shares for cash									1,920	-		-	1,830,000			1,830,000
Conversion of preferred shares	(627,034)	(62)	(48)	-	(741)	-					25,811,204	2,581	(2,519)			0
Issuance of preferred shares	20,000,000	2,000														2,000
Accrued preferred stock dividends								-		-				(224,760)		(224,760)
Effect of acquisition on non-controlling interest															1,506,751	1,506,751
Net loss														(8,852,677)	(349,856)	(9,202,533)

Balance, December 31, 2022	75,725,981	$7,573	-	$-	19	-	2,000	-	1,920	-	114,127,911	$11,413	$90,127,315	$(95,236,339)	$212,164	$(4,877,874)

The accompanying notes are an integral part of these consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2022	December 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Singlepoint Inc. stockholders	$(8,852,677)	$(5,373,015)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss attributable to non-controlling interests	(349,856)	(390,932)
Common stock issued for services	1,502,513	146,283
Preferred stock issued for services	2,000	-
Bad debt expense	178,958	-
Depreciation	216,623	44,763
Amortization of intangibles	312,543	14,520
Amortization of debt discounts	1,376,934	16,772
Amortization of deferred compensation	120,747	105,652
(Gain) loss on change in fair value of equity securities	-	76,627
Goodwill impairment charge	1,315,973	680,772
(Gain) loss on debt settlement	(125,001)	(513,909)
Common stock issued for warrants	-	416,444
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(1,272,320)	(87,395)
Prepaid expenses	(9,812)	(36,013)
Inventory	(844,213)	(70,250)
Contract assets	(160,549)	-
Accounts payable	1,364,352	(13,546)
Accrued expenses	(53,062)	151,597
Unearned revenue	1,122,013	-

NET CASH USED IN OPERATING ACTIVITIES	(4,164,983)	(4,831,629)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(1,272,320)	-
Cash paid for acquisition related expenses	-	(25,000)
Cash paid for notes receivable from related party	(157,000)	-
Cash paid for property	(92,922)	(19,700)

NET CASH USED IN INVESTING ACTIVITIES	(1,522,242)	(44,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	767,233	540,899
Proceeds from advances from related party	275,878	234,824
Proceeds from notes payable	552,085	1,811,070
Proceeds from issuance of convertible notes	3,777,500	-
Payments on advances to related party	(185,470)	(64,569)
Payments on convertible notes payable	-	(75,000)
Payments on capital lease obligations	(202,982)	(51,365)
Payments on notes payable	(754,262)	(286,518)
Proceeds from sale of preferred stock - Class C	-	760,000
Proceeds from sale of preferred stock - Class D	-	2,000,000
Proceeds from sale of preferred stock - Class E	1,830,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,059,982	4,869,341

NET CHANGE IN CASH	372,757	(6,988)

Cash at beginning of period	191,485	198,473

Cash at end of period	$564,242	$191,485

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$169,055	$20,853
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Recognition of new right of use assets and lease liabilities	$66,969	$-
Common stock issued for purchase of investment	$134,376	$-
Common stock issued for conversion of debt and accrued interest	$45,277	$3,172,918
Conversion of preferred stock to common stock	$2,581	$282
Inventory transferred to related party for note receivable	$-	$63,456
Investment in Jacksam transferred for reduction in related party debt	$-	$547,010
Non-cash portion of termination agreement removing accrued compensation and related party debt in exchange for stock and new related party note	$-	$1,234,052
Deferred stock compensation recognized for acquisitions	$-	$450,000
Discount recognized on deferred stock compensation for acquisitions	$-	$110,402

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

Business

The Company is a diversified holding company principally engaged through its subsidiaries on providing renewable energy solutions and energy-efficient applications to drive better health and living. Our primary focus is on sustainability by providing an integrated solar energy solution for our customers and clean environment solutions through our air purification business. We conduct our solar operations primarily through our subsidiary, Boston Solar, in which we hold an 80.1% equity interest.

We conduct our air purification operations through Box Pure Air, in which we hold a 51% equity interest.

We also have ownership interests outside of our primary solar and air purification businesses. We consider these subsidiaries to be noncore businesses of ours. These noncore businesses are:

•

Discount Indoor Garden Supply, Inc. (“DIGS”), in which we hold a 90% equity interest and which provides products and services within the agricultural industry designed to improve yields and efficiencies;

•	EnergyWyze, a wholly owned subsidiary and which is a digital and direct marketing firm focused on customer lead generation in the solar energy industry;
•	ShieldSaver LLC (“ShieldSaver”), in which we hold a 51% equity interest and which focuses on efficiently tracking records of vehicle repairs; and
•

Direct Solar America, in which we hold a 51% equity interest and which works with homeowners and small commercial business to provide solar, battery backup and electric vehicle (“EV”) chargers at their location(s).

We built and plan to continue to build our portfolio through organic growth, synergistic acquisitions, products, and partnerships. We generally acquire majority and/or control stakes in innovative and promising businesses that are expected to appreciate in value over time. We are particularly focused on businesses where our engagement will be potentially significant for that entity’s growth prospects. We strive to create long-term value for our stockholders by helping our subsidiary companies to increase their market penetration, grow revenue and improve operating margins and cash flow. Our emphasis is on building businesses in industries where our management team has in-depth knowledge and experience, or where our management can provide value by advising on new markets and expansion.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2022, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As of December 31, 2022, the Company had $564,242 in cash.  The Company’s net losses incurred for the year ended December 31, 2022, were $8,852,677, and working capital deficit was $14,605,687 at December 31, 2022.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Singlepoint, Direct Solar America, Box Pure Air, EnergyWyze, DIGS, and ShieldSaver as of December 31, 2022, and December 31, 2021, and for the years then ended, and the accounts of Boston Solar as of December 31, 2022, and the period from April 21, 2022 (acquisition date) through December 31, 2022. All significant intercompany transactions have been eliminated in consolidation.

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

Cash

The Company considers all highly liquid investments with the original maturities of ninety days or less at the time of purchase to be cash equivalents. The Company maintains deposits in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had $265,729 of deposits in excess of amounts insured by the FDIC as of December 31, 2022.

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

The Company uses three categories for disaggregated revenue classification:

(1)	Retail Sales (Box Pure Air, DIGS, Singlepoint (parent company)),

(2)	Distribution (DIGS) and,

(3)	Services Revenue (Boston Solar, Direct Solar, EnergyWyze).

Additionally, the Company also disaggregates revenue by subsidiary:

(1)	Singlepoint (parent company)

(2)	Boston Solar

(3)	Box Pure Air

(4)	DIGS

(5)	Direct Solar

(6)	EnergyWyze

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

Distribution Revenue. Our distribution revenue includes Singlepoint, DIGS, and related product sales to third-party resellers with revenue recognized upon delivery of the product to the reseller, with the reseller taking risk of ownership and assuming risk of loss. Payment is due upon delivery or within 30 days of invoicing. Except for when sold direct to consumer upon which payment is due immediately.

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

Returns and other adjustments. The Company records an estimate for provisions of discounts, returns, allowances, customer rebates and other adjustments for each shipment, and are netted with gross sales.  The Company’s discounts and customer rebates are known at the time of sale and the Company appropriately debits net product revenues for these transactions based on the known discount and customer rebates.  The Company estimates for customer returns and allowances based on estimates of historical transactions and accounts for such provisions during the same period in which the related revenues are earned.  Customer discounts, returns and rebates on product revenues during the year ended December 31, 2022, and 2021 are not material.

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

Accounts receivable is net of an allowance for doubtful accounts of $51,706 and $0 as of December 31, 2022, and December 31, 2021, respectively. During the twelve months ended December 31, 2022 and 2021, the Company did not write off any receivables.

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

Inventory is net of a reserve for obsolescence of $326,239 and $0 as of December 31, 2022, and December 31, 2021, respectively.

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

The following table summarizes the number of shares of common stock issuable pursuant to our convertible securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	Year Ended December 31, 2022	Year Ended December 31, 2021

Class A Preferred Stock	1,893,149,525	1,408,825,375
Class B Preferred Stock	-	314,754
Class C Preferred Stock, including accrued dividends	688,598	747,540
Class D Preferred Stock, Including accrued dividends	47,352,673	1,395,349
Class E Preferred Stock, including accrued dividends	45,053,832	-
Convertible Notes	18,175,060	20,000
Warrants	4,129,091	-
Potentially dilutive securities	2,008,548,779	1,411,303,018

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

NOTE 3 – CONTRACT ASSETS

Deferred costs and estimated earnings and billings on uncompleted contracts consist of the following as of December 31, 2022 and December 31, 2021:

	2022	2021
Deferred costs	$311,911	$-
Estimated earnings	-	-
	311,911	-
Add: billings to date	92,938	-
Deferred costs and costs and estimated earnings in excess of related billings on uncompleted contracts	$404,849	$-

Deferred costs include permitting costs to fulfill contracts on installations in progress.

NOTE 4 – ACQUISITIONS, GOODWILL,  INTANGIBLE ASSETS, AND INVESTMENTS

Boston Solar Acquisition

On April 21, 2022, the Company completed the acquisition of 80.1% of the membership interests in Boston Solar, a leading residential, small commercial solar energy, procurement, and construction (“EPC”) company focused on customers in the greater Boston area. This acquisition solidifies the Company’s EPC acquisition strategy. The total consideration paid for the purchased interests was $6,064,858 consisting of: $2,287,168 of cash paid at closing; issuance of a note payable in 14,781,938 shares of Company common stock with a fair value of $1,252,273; issuance of a promissory note with a fair value of $897,306; issuance of a convertible promissory note with a fair value of $1,378,111 payable in cash or shares of Company common stock at the holder’s option; and a $250,000 holdback of additional cash. The Company incurred acquisition related expenses of approximately $587,000 during the twelve months ended December 31, 2022, which were recognized in SG&A within the Company’s consolidated statement of operations.

The Company accounted for the acquisition as a purchase of a business and recorded the excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed as goodwill. The total purchase price was  allocated as follows:

Goodwill	$6,785,416
Tangible assets	4,787,928
Intangible asset – tradename/trademarks (10-year life)	3,008,100
Intangible asset – IP/technology (7-year life)	438,000
Intangible asset – non-competes (3-year life)	123,200
Total liabilities	(7,571,036)
Non-controlling interest	(1,506,750)
Total consideration paid for 80.1% interest	$6,064,858

Revenue of $19,124,124 and net loss of $332,995 related to Boston Solar for the period from the April 21, 2022 acquisition date through the end December 31, 2022 are included in the Company’s consolidated statement of operations for the twelve-months ended December 31, 2022. These results are prior to consideration for non-controlling interest.

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

	Twelve Months Ended December 31,
	2022	2021
Revenue, net	$27,385,051	$18,500,837
Net loss	$(9,609,240)	$(6,148,422)

Goodwill

The following table presents details of the Company’s goodwill as of December 31, 2022, and December 31, 2021:

	Boston Solar	Direct Solar America	Box Pure Air	EnergyWyze	Total
Balances at December 31, 2021:	$-	$1,212,969	$414,151	$75,000	$1,702,119
Aggregate goodwill acquired	6,785,416	-	-	-	6,785,416
Impairment losses	-	(1,212,969)	-	(75,000)	(1,287,969)
Balances at December 31, 2022:	$6,785,416	$-	$414,151	$-	$7,199,567

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Goodwill and certain intangible assets are assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. Specifically, a goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses level 3 inputs and a discounted cash flow methodology to assess impairment. A discounted cash flow analysis requires various judgmental assumptions to be made including future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. As a result of changes in legal factors and decline in operating performances related to Direct Solar America and EnergyWyze, the Company determined there were indicators of impairment in goodwill during the year ended December 31, 2022, and impaired goodwill by $1,287,969.

Intangible Assets

The following table presents details of the Company’s intangible assets (excluding goodwill) as of December 31, 2022 and 2021:

	IP/ Technology	Tradename Trademarks	Non- Competes	Other	Total
Balances at December 31, 2021:	$-	$-	$-	$34,485	$34,485
Intangibles acquired	438,000	3,008,100	123,200	-	3,569,300
Less: Amortization	43,016	206,810	28,232	34,485	312,543
Balances at December 31, 2022	$394,984	$2,801,290	$94,968	$-	$3,291,242

Estimated amortization expense:
Year Ending
December 31,
2023	$404,448
2024	404,448
2025	376,224
2026	363,384
2027	363,384
Thereafter	1,379,354
Total	$3,291,242

Investments

On August 9, 2022, the Company acquired a minority interest, with the right to acquire the remaining interests, of Frontline Power Solutions LLC (“Frontline”), a Multi-state Licensed Energy Services Company (ESCO). Frontline  is a comprehensive energy service Company with the ability to operate in deregulated markets across the country and provide energy supply agreements to all sizes of commercial, industrial, and institutional properties. The Company signed a Membership Interest Purchase Agreement (“MIPA”) with Frontline whereby the Company agreed to: (i) make an investment in Frontline for a 13.3% membership interest in exchange for $100,000 of the Company’s shares (the number of shares determined by a 30-day vwap calculation, which were subsequently fair valued on August 9, 2022); (ii) issue a Promissory Note to Frontline for $150,000 ; and (iii) purchase the remaining interest (86.7%) membership interest for a Cash Consideration of $500,000 minus any outstanding principal and interest outstanding under the Promissory Note, subject to certain closing conditions (the “Second Closing”). In the event that Second Closing does not occur then the Promissory Note would convert into an additional 6.6% membership interest of Frontline for a total ownership interest of 19.9% for the Company.

NOTE 5 - NOTES PAYABLE

Notes Payable

Seller Note Payable. On April 21, 2022 the Company entered into an unsecured note payable with a former owner of Boston Solar as part of the Boston Solar acquisition. The face value of the note is $1,000,000 with no stated interest. Principal payments are due as follows: $250,000 due October 31, 2022, $250,000 due April 30, 2023, and $500,000 due October 31, 2023. The fair value of the note was determined to be $897,306 at the date of acquisition with the difference between the stated value and the fair value being amortized to interest expense over the 18-month period. At December 31, 2022, all of the remaining balance, $705,764 is included in current portion of notes payable.

Note Purchase Agreement. In July 2021, the Company entered into a Note Purchase Agreement with Bucktown Capital LLC (“BCL”) whereby the Company agreed to issue and sell to BCL a promissory note in the principal amount of $1,580,000 (the “Note”). The Note bears interest at the rate of Eight Percent (8%) per annum, and provides that for the calendar quarter beginning on January 1, 2022 and continuing for each calendar quarter thereafter until the Note is paid in full, the Company will make quarterly cash payments to BCL equal to $250,000. The Company may choose the frequency and amount of each payment (subject to a minimum payment of $50,000) during each applicable quarter so long as the aggregate amount paid during each quarter is equal to $250,000. The Note matures in July 2023. The Note contains the following covenants: (i) Company will timely file on the applicable deadline all reports required to be filed with the SEC pursuant to Sections 13 or 15(d) of the 1934 Act, and will take all reasonable action under its control to ensure that adequate current public information with respect to Company, as required in accordance with Rule 144 of the 1933 Act, is publicly available, and will not terminate its status as an issuer required to file reports under the 1934 Act even if the 1934 Act or the rules and regulations thereunder would permit such termination; (ii) the common stock shall be listed or quoted for trading on any of (a) NYSE, (b) NASDAQ, (c) OTCQX, (d) OTCQB, or (e) OTC Pink; (iii) trading in Company’s common stock will not be suspended, halted, chilled, frozen, reach zero bid or otherwise cease trading on Company’s principal trading market for more than two (2) consecutive Trading Days; and (iv) Company will not enter into any financing transaction with John Kirkland or any of his affiliated entities. The Note is not convertible into any securities of the Company. At December 31, 2022, all of the remaining balance, $1,166,126, is included in current portion of notes payable.

OID Purchase Agreement. On October 25, 2022, the Company entered a Securities Purchase Agreement (the “OID Purchase Agreement”) with 622 Capital, LLC (“622 Capital”), whereby 622 Capital purchased from the Company, and the Company issued, (i) an aggregate principal amount of $600,000 of 20% original issue discount senior notes (each, a “Note” and collectively, the “Notes”), and (ii) 2,620,545 shares of common stock, par value $0.0001 per share, of the Company.

Each Note was designated as a 20% Original Issue Discount Senior Note due the earlier of January 21, 2023 or upon the occurrence of the Liquidity Event (as defined in the Note). If the Notes remain outstanding after the Maturity Date or an Event of Default (each as defined in the Note), then the Notes are subject to an interest rate of 15% per annum, provided that if (x) the Liquidity Event occurs on or prior to January 21, 2023 and (y) the Company pays the outstanding principal of the Notes to the holder, then such interest will be waived retroactive to the date of the first issuance of the Notes (the “Original Issue Date”). Upon an Event of Default, the sum of the outstanding principal amount of the Notes and any accrued and unpaid interest thereon shall become, at the election of the holder of the Notes, immediately due and payable in cash. The Company shall have the option to prepay the Notes at any time after the Original Issue Date prior to or on the Maturity Date at an amount equal to the sum of the outstanding principal amount of the Notes and any accrued and unpaid interest thereon, without any prepayment premium or penalty.  At December 31, 2022 all of the note, $562,011, net of the original issue discount and debt issuance costs, is included in current portion of notes payable.

SBA Loan. In May 2020, the Company received loan proceeds of $150,000 under the SBA’s Economic Injury Disaster Loan program (“EIDL”). The EIDL dated May 22, 2020, bears interest at 3.75%, has a 30-year term, is secured by substantially all assets of the Company, and is due in monthly installments of $731 beginning May 1, 2021. At December 31, 2022, $23,392 is included current portion of notes payable and $126,608 is included in long-term notes payable.

Convertible Notes Payable

Purchase Agreement. On April 21, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Cameron Bridge LLC, Target Capital LLC, and Walleye Opportunities Master Fund Ltd. (collectively the “Investors”), whereby the Investors purchased from the Company, and the Company issued, an aggregate principal amount of $4,885,353 of 15% original issue discount convertible promissory notes (each, a “Note” and collectively, the “Notes”), and (ii) warrants to purchase shares of common stock of the Company (each, a “Warrant” and collectively, the “Warrants”). Pursuant to the terms of the Purchase Agreement the Company (and or Boston Solar) also entered into the following agreements (also collectively referred to as the “Transaction Documents”): Registration Rights Agreement, Assignment of Boston Solar Membership Interest, Guarantor Security Agreement, Guaranty, and Pledge and Escrow Agreement. In order to secure the full and timely payment and performance of all of the Company’s obligations to the Investors under the Transaction Documents, the Company agreed to transfer, pledge, assign, and grant to the Investors a continuing lien and security interest in all right, title and interest of the Company’s 80.1% of the issued and outstanding Membership Interests of Boston Solar. Boston Solar guaranteed the obligations of the Company under the Notes and granted the Investors a security interest in and pledged its assets as collateral for the Notes, in the event of a default on the terms of the Notes. The Company agreed that it will prepare and, as soon as practicable, but in no event later than the Filing Deadline (as defined below), file with the SEC a registration statement; registering for resale (a) at least the number of shares of common stock equal to 125% of the sum of the maximum number of shares of common stock issuable upon conversion of the Notes at the initial conversion price thereof, and (b) 100% of the Warrant Shares (the “Initial Required Registration Amount”). The Registration Statement filed hereunder shall be on Form S-1 in connection with the Liquidity Event. “Liquidity Event” means a public offering of common stock (or units consisting of common stock and warrants to purchase common stock), resulting in the listing for trading of the common stock on the NYSE American, the Nasdaq Capital Market, the Nasdaq Global Market, the Nasdaq Global Select Market, or the New York Stock Exchange (or any successors to any of the foregoing). “Filing Deadline” means: (i) with respect to the Initial Registration Statement, the earlier of (a) the date that a Registration Statement is filed in connection with the Liquidity Event and (b) 180 days. Each Note was designated as a 15% Convertible Promissory Note due the earlier of January 21, 2023 or upon the occurrence of the Liquidity Event. Upon an Event of Default, interest on the Notes immediately accrues thereafter at a rate equal to 18% per annum which shall be paid in cash monthly until the Default is cured. The Company shall have the option to prepay the Notes at any time after the Original Issue Date prior to or on the Maturity Date at an amount equal to 120% of the Prepayment Amount. Upon or following the occurrence of a Liquidity Event or an Event of Default, at the option of the holder, the Notes are convertible into Conversion Shares. The number of Conversion Shares to be issued upon each conversion is determined by dividing the Conversion Amount by the applicable Conversion Price then in effect, if the holder does not exercise its option to convert this Note upon or following the occurrence of a Liquidity Event, the Company shall be required to pay the amounts owing thereunder on the Liquidity Date in cash, as required therein. The Company shall not affect any conversion of the Notes, and a holder shall not have the right to convert any portion of the Notes, to the extent that after giving effect to the conversion, the holder (together with the holder’s Affiliates, and any other Persons acting as a group together with the Holder or any of the holder’s Affiliates would beneficially own in excess of 4.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion thereof. The holder, upon notice to the Company, may increase or decrease such percentage, but in no event shall it exceed 9.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Note held by the holder. At December 31, 2022 all of the note, $4,790,286, net of the original issue discount and debt issuance costs, is included in current portion of convertible notes payable. Additionally, at December 31, 2022, there has been no Liquidity Event or event of default, and as such, the note is not convertible, and no warrants have been issued.

Seller Note Payable in Shares. On April 21, 2022, the Company issued an unsecured 36-month seller note to the chief executive officer of Boston Solar in the amount of $1,940,423 payable in shares of the Company’s common stock based on the volume weighted average closing share price of the Company’s common stock over the 60 trading days prior to April 21, 2022. The payments begin six months after April 21, 2022 and are paid quarterly over 30 months. The fair value of the note was determined to be $1,252,272. The difference between the stated value and the fair value is being amortized to interest expense over the 36-month period. At December 31, 2022, $569,499 is included in current portion of convertible notes payable, and $840,474 is included in long-term portion of convertible notes payable.

Seller Convertible Note. On April 21, 2022, the Company issued an unsecured convertible note of $976,016 to the chief executive officer of Boston Solar, payable in cash or in shares of the Company’s common stock at the holder’s option at a 20% discount to the market based on a predetermined formula. The stated interest rate on the note is 12.5 percent. The fair value of the note on April 21, 2022, was determined to be $1,378,111, a premium of $409,095. The note is due March 31, 2023. At December 31, 2022, all of the note, $1,378,111 is included in current portion of convertible notes payable.

EnergyWyze. Related to the acquisition of EnergyWyze, the Company incurred an initial purchase consideration obligation of $450,000 with a fair value of $339,599. During the fourth quarter of 2022 the Company entered into an agreement with the holders of the purchase obligation which settled all remaining purchase obligations.

Other. In October 2016 the Company issued a convertible note payable in the amount of $10,500 to an accredited investor with interest at 0%, due October 2017, convertible at $0.525 per share. This note is currently in default and included in current portion of convertible notes payable.

As of December 31, 2022, the Company was in compliance with all covenants of its debt agreements, except for the $10,500 convertible note that is currently in default and included in Current Portion of convertible notes payable.

NOTE 6 – LEASES

Boston Solar was acquired on April 21, 2022 and has fixed rate non-cancelable operating lease agreements for office, warehouse, and parking real estate, vehicles, and tools. The monthly operating lease payments for real estate are from $4,372 to $18,466 and end September 2027. Vehicle leases range from $644 to $973 per month, and their end dates from December 2023 to September 2026. Tools lease payments are $1,285 per month and end March 2027. Total lease expense for the year ended December 31, 2022 was $81,420. At April 21, 2022, as part of the acquisition, the Company recognized initial ROU assets and lease liabilities related to Boston Solar of $1,400,278 and $(1,400,278), respectively.

Future minimum lease payments are as follows:
Year Ending
December 31
2023	$362,284
2024	332,345
2025	328,359
2026	303,923
2027	215,819
Thereafter	-
Total	1,542,730
Less: Interest	(230,949)
Present value of lease liabilities	$1,311,781
Less: Current portion	(272,575)
Lease liability, net of current portion	$1,039,207

NOTE 7 - STOCKHOLDERS’ EQUITY

Class A Convertible Preferred Shares

As of December 31, 2022, and December 31, 2021, the Company had authorized 100,000,000 shares of preferred stock, $0.0001 par value per share, of which 80,000,000 shares are designated as Class A Convertible Preferred Stock (“Class A Stock”) with $0.0001 par value per share, of which 75,725,981 and 56,353,015 shares were issued and outstanding as of December 31, 2022, and December 31, 2021, respectively.

Each share of Class A Stock is convertible at any time into 25 shares of common stock, totaling 1,893,149,525 shares of common stock assuming full conversion of all outstanding shares as of December 31, 2022. No dividends are payable unless declared by the Board of Directors. Each share of Class A Stock votes with the shares of common stock and is entitled to 50 votes per share and ranks senior to all other classes of stock in liquidation in the amount of $1 per share.

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

As of December 31, 2022, and December 31, 2021, the Company had authorized 1,500 shares of Class B Preferred Stock, $0.0001 par value per share, of which 0 and 48 shares were issued and outstanding as of December 31, 2022, and December 31, 2021, respectively.

Class C Convertible Preferred Stock

On January 28, 2021, the Company amended its Articles of Incorporation to designate 1,500 shares of undesignated preferred stock as Class C Preferred Stock, of which 19 and 760 shares were issued and outstanding as of December 31, 2022 and December 31, 2021, respectively.

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

Class D Convertible Preferred Shares

On March 11, 2021, the Company amended its Articles of Incorporation to designate 2,000 shares of undesignated preferred stock as Class D Preferred Stock, of which 2,000 shares were issued and outstanding as of December 31, 2022, and December 31, 2021.

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

Class E Convertible Preferred Shares

On November 3, 2022 the Company filed with the State of Nevada, an Amended and Restated Certificate of Designation for the Class E Preferred Stock to increase the number of authorized shares of Class E Preferred Stock to 2,500, of which 1,920 and no shares were issued and outstanding as of December 31, 2022, and December 31, 2021, respectively.

On April 7, 2022, the Company entered a Securities Purchase Agreement (the “GHS Purchase Agreement”) with GHS Investments, LLC (“GHS”), whereby GHS agreed to purchase, in three separate tranches, up to $1.5 million of the Company’s Class E Preferred Stock. The first tranche (the “Initial Closing Date”), which closed upon execution of the GHS Purchase Agreement, was for the purchase 707 shares of Class E Preferred Stock for $707,000. The second tranche, which closed 30 days after the Initial Closing Date, was for the purchase of 500 shares of Class E Preferred Stock for $500,000, and the third tranche, which closed approximately 60 days following the Initial Closing Date, was for the purchase of 293 shares of Class E Preferred Stock for $293,000. In addition, the Company issued to GHS (i) an additional 50 shares of Class E Preferred Stock on the Initial Closing Date as an equity incentive and (ii) warrants to purchase 4,129,091 shares of the Company’s common stock at an exercise price of $0.11 per share for a period of five years.

On November 3, 2022, the Company entered a Securities Purchase Agreement (the “Purchase Agreement”) with GHS, whereby GHS agreed to purchase 350 shares of the Company’s Class E Preferred Stock in two equal tranches of $175,000. The first tranche (the “Initial Closing Date”), occurred promptly upon execution of the Purchase Agreement, is the purchase of 175 shares of Class E Preferred Stock for $175,000. The second tranche, scheduled for 15 trading days following the Initial Closing Date, upon satisfaction of the applicable deliveries and closing conditions set forth in the Purchase Agreement, is the purchase of 175 shares of Class E Preferred Stock for $175,000. In addition, the Company issued GHS ten shares of Class E Preferred Stock upon the Initial Closing Date as an equity incentive and agreed to issue ten shares of Class E Preferred Stock upon the closing of the second tranche as an equity incentive.

The Company has the right to redeem the Class E Preferred Stock, in accordance with the terms stated by the Certificate of Designation.

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

As of December 31, 2022, a total of 19,992,500 shares of preferred stock remains undesignated and unissued.

Common Stock

As of December 31, 2022, and 2021, the Company’s authorized common stock was 5,000,000,000 shares, at $0.0001 par value per share, with 114,127,911 and 58,785,924 shares issued and outstanding, respectively.

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

Shares issued during the year ended December 31, 2022

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

In June 2022 the Company issued 8,228,434 shares of common stock to several current and former employees and advisors for services rendered and for closing costs related to Box Pure Air.

In July 2022 the Company issued 208,551 shares of common stock to a former employee for services rendered.

In August 2022 the Company issued 1,066,477 shares of common stock for an investment.

In September 2022, the Company issued 3,522,322 shares of common stock of the Company to GHS in exchange for conversion of 263 shares of Class C Preferred Stock.

In September 2022, the Company issued a total of 1,397,461 shares of common stock pursuant to the Equity Financing Agreement.

In September 2022 the Company issued 70,955 shares of common stock to a former employee for services rendered.

In September 2022 the Company issued 1,298,701 shares of common stock to an investor relations firm for services rendered.

In September 2022 the Company issued 304,642 shares of common stock to board members for board related services.

In October 2022, the Company issued 4,372,150  shares of common stock to a former officer of the Company in exchange for conversion of  174,886 shares of Class A Preferred Stock.

In October 2022, the Company issued 2,620,545 shares of common stock as part of the OID Purchase Agreement.

In October 2022, the Company issued 1,872,659 shares of common stock as a bonus to the minority owner of Boston Solar.

In November 2022, the Company issued 2,259,572 shares of common stock pursuant to the Equity Financing Agreement.

In December 2022, the Company issued 5,193,756 shares of common stock to a former officer of the Company in exchange for conversion of 207,750 shares of Class A Preferred Stock.

NOTE 8 - RELATED PARTY TRANSACTIONS

Accrued Officer Compensation

As of December 31, 2022, and 2021, a total of $38,880 and $116,583, respectively, was accrued for unpaid officer wages and bonuses due the Company’s CEO, CFO and President under their respective employment agreements.

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

As of December 31, 2022 and 2021, a total of  $0 and $109,385 was accrued for unpaid wages due to two EnergyWyze managers.

As of December 31, 2022, the Chief Executive Officer had advances outstanding of $100,000 to Box Pure Air and such amount is included in advances from related party.

Boston Solar provides services and is remunerated from a non-profit organization controlled by the minority owner of Boston Solar.  The amounts incurred during 2022 were negligible.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

On January 9, 2023, the Company announced that it and Direct Solar America have resolved their claims against Pablo Diaz Curiel, Kjelsey Johnson, Brian Odle, Elijah Chaffino, Christina Berume and Jessica Hernandez in the United States District Court, District of Arizona. The claims filed by Pablo Diaz, individually and derivatively on behalf of SinglePoint Direct Solar, LLC, JAGUSA Holdings, LLC, Elijah Chaffino, Kjelsey Johnson, Brian Odle, Direct Solar, LLC and AI Live Transfers against the Company, SinglePoint Direct Solar, LLC, Greg Lambrecht, Wil Ralston and Corey Lambrecht filed in the United States District Court, District of Arizona have also been resolved. The Company and SinglePoint Direct Solar, LLC maintains its claims against SIRC and USA Solar Network. The Company, SinglePoint Direct Solar, LLC and Pablo Diaz Curiel have also resolved the arbitration matter pending before the American Arbitration Association, whereby Mr. Diaz brought wage related claims.

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

NOTE 10 - REVENUE CLASSES AND CONCENTRATIONS

Selected financial information for the Company’s operating revenue for disaggregated revenue purposes are as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021

Revenue by product/service lines:

Retail	$2,309,535	$405,970
Distribution	2,931	15,591
Services	19,473,683	387,341
Total	$21,786,149	$808,902

Revenue by subsidiary:

SinglePoint (parent company)	$26,888	$35,326
Boston Solar	19,124,124	-
Box Pure Air	2,277,732	348,877
Direct Solar America	177,879	241,042
DIGS	7,846	37,358
Energy Wyze	171,680	146,299
Total	$21,786,149	$808,902

No customers comprised 10% or greater of the Company's revenue for the years ended December 31, 2022 and 2021. One customer comprised 27% of the Company’s accounts receivable as of December 31, 2022. No customer comprised 10% or greater of the Company’s accounts receivable as of December 31, 2021.

NOTE 11 – INCOME TAXES

The components of income tax expense for the years ended December 31, 2022, and 2021 consist of the following:

	2022	2021
Federal tax statutory rate	21.0%	21.0%
Permanent differences	(6.8)%	(0.2)%

Temporary differences	(5.9)%	(2.9)%
Valuation allowance	(8.3)%	(17.9)%
Effective rate	0%	0%

Significant components of the Company’s estimated deferred tax assets and liabilities as of December 31, 2022 and 2021 are as follows:

	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$3,700,000	$2,440,000
Temporary differences	(520,000)	(160,000)

Total deferred tax asset	3,180,000	2,280,000

Valuation allowance	(3,180,000)	(2,280,000)
	$-	$-

The Company has net operating losses (“NOLs”) as of December 31, 2022, of approximately $18,000,000 for federal tax purposes, which will expire in varying amounts through 2040. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code ("IRC") Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry-forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs could be substantially limited. The Company has no tax provision for the years ended December 31, 2022 and 2021 due to the net losses and full valuation allowances against net deferred tax assets.

NOTE 12 - SUBSEQUENT EVENTS

Litigation

On January 9, 2023, the Company announced that it and Direct Solar America have resolved their claims against Pablo Diaz Curiel, Kjelsey Johnson, Brian Odle, Elijah Chaffino, Christina Berume and Jessica Hernandez in the United States District Court, District of Arizona. The claims filed by Pablo Diaz, individually and derivatively on behalf of SinglePoint Direct Solar, LLC, JAGUSA Holdings, LLC, Elijah Chaffino, Kjelsey Johnson, Brian Odle, Direct Solar, LLC and AI Live Transfers against the Company, SinglePoint Direct Solar, LLC, Greg Lambrecht, Wil Ralston and Corey Lambrecht filed in the United States District Court, District of Arizona have also been resolved. The Company and SinglePoint Direct Solar, LLC maintains its claims against SIRC and USA Solar Network. The Company, SinglePoint Direct Solar, LLC and Pablo Diaz Curiel have also resolved the arbitration matter pending before the American Arbitration Association, whereby Mr. Diaz brought wage related claims.

Securities Purchase Agreement

On January 13, 2023, the Company entered a Securities Purchase Agreement (the “Purchase Agreement”) with GHS Investments, LLC (“GHS”), whereby GHS agreed to purchase up to Seven Hundred Fifty (750) shares of the Company’s Class E Convertible Preferred Stock (the “Class E Preferred Stock”).  Upon the execution of the Purchase Agreement, the Company agreed to sell, and GHS agreed to purchase, one hundred (100) shares of Class E Preferred Stock at price of $1,000 per share of Class E Preferred Stock.  Upon the terms and subject to the conditions set forth in the Purchase Agreement, upon satisfaction of the applicable deliveries and closing conditions, the Company agreed to sell, and GHS agreed to purchase, upon a mutually agreed upon date determined by the Company and GHS, three Additional Closings (as defined in the Purchase Agreement), each for the purchase of up-to two hundred and fifty (250) shares of Class E Preferred Stock at price of $1,000 per share of Class E Preferred Stock.  In addition, the Company issued GHS twenty-five shares of Class E Preferred Stock upon the Initial Closing Date as an equity incentive.

Certificate of Designation

On January 24, 2023 the Company filed with the State of Nevada an Amended and Restated Certificate of Designation for its Class E Convertible Preferred Stock of the Company which provided for an increase of the number of authorized shares of Class E Preferred Stock to five thousand (5,000).

Equity Financing and Registration Rights Agreements

On January 26, 2023 (the “Effective Date”), the Company entered into an equity financing agreement (the “Equity Financing Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with GHS Investments LLC (“GHS”) pursuant to which GHS shall purchase from the Company, up to that number of shares of common stock of the Company (the “Shares”) having an aggregate Purchase Price of Ten Million Dollars ($10,000,000), subject to certain limitations and conditions set forth in the Equity Financing Agreement from time to time over the course of twenty four (24) months after an effective registration of the Shares with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC (the “Contract Period”).

The Equity Financing Agreement grants the Company the right, from time to time at its sole discretion (subject to certain conditions) during the Contract Period, to direct GHS to purchase shares of Common Stock on any business day (a “Put”), provided that at least ten trading days has passed since the most recent Put. The Purchase Price of the Put shall be eighty percent (80%) percent of the traded price of the Common Stock during the ten (10) consecutive Trading Days preceding the relevant Trading Day on which GHS receives a Put Notice. Following an up-list of the Company’s Common Stock to the NASDAQ or equivalent national exchange, the Purchase Price shall be ninety percent (90%) of the Market Price, subject to a floor price of $.02 per share, below which the Company shall not deliver a Put.

The maximum dollar amount of each Put will not exceed five hundred thousand dollars ($500,000) and the minimum dollar amount of each Put is ten thousand dollars ($10,000). In the event the Company becomes listed on an exchange which limits the number of shares of Common Stock that may be issued without shareholder approval, then the number of Shares issuable by the Company and purchasable by GHS, shall not exceed that number of the shares of Common Stock that may be issuable without shareholder approval.  Puts are further limited to GHS owning no more than 4.99% of the outstanding stock of the Company at any given time.

The Company will pay a fee of 2% of the gross proceeds the Company receives from sales of common stock under the Purchase Agreement, to Icon Capital Group, LLC (“Icon”) pursuant to a placement agent agreement between the Company and Icon (the “Placement Agent Agreement”).

The Equity Financing Agreement, Placement Agent Agreement and the Registration Rights Agreement contain customary representations, obligations, rights, warranties, agreements, and conditions of the parties. The Equity Financing Agreement terminates upon any of the following events: when GHS has purchased an aggregate of Ten Million Dollars ($10,000,000) in the Common Stock of the Company pursuant to the Equity Financing Agreement; or on the date that is twenty-four (24) calendar months from the date the Equity Financing Agreement was executed.

Actual sales of shares of Common Stock to GHS under the Equity Financing Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations.

The Registration Rights Agreement provides that the Company shall (i) use its best efforts to file with the Commission the Registration Statement within 30 days of the date of the Registration Rights Agreement; and (ii) have the Registration Statement declared effective by the Commission within 30 days after the date the Registration Statement is filed with the Commission, but in no event more than 90 days after the Registration Statement is filed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President, and our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based on that evaluation, our management, including our President, and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

None.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, ages, and positions of the Company’s present executive officers and directors are set forth in the following table (1):

Name	Age	Position
William Ralston	33	Chairman of the Board and Chief Executive Officer (2)
Corey Lambrecht	53	President, Chief Financial Officer and Director (2) (3)
Eric Lofdahl	60	Independent Director (4)
Jim Rulfs	69	Independent Director

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

Director and Officer Biographical Information

William (‘Wil’) Ralston

Wil Ralston became Chairman of the Board and Chief Executive Officer of the Company on May 19, 2021. Prior to his appointment as Chief Executive Officer, Mr. Ralston served as the President of the Company beginning in August 2017. Additionally, Mr. Ralston previously served as a vice president of sales for the Company from 2013 to 2015. From 2015 to 2017 Mr. Ralston was a market developer for Porch.com (“Porch”) where he was responsible for opening and developing new markets for Porch which included onboarding new clients and integrating Porch services into physical locations through partnership in the community and driving awareness initiatives. Mr. Ralston graduated cum laude from the WP Carey School of Business at Arizona State University with a degree in Global Agribusiness. We believe that Mr. Ralston is qualified to serve as a member of our Board because of his leadership experience, familiarity with the Company and experience in operations of the company.

Corey Lambrecht

Corey Lambrecht has served as the President of the Company since November 24, 2021 and has been the Chief Financial Officer of the Company since January 17, 2020. In addition to his executive roles, Mr. Lambrecht was appointed as a director of the Company on May 19, 2021. Prior to joining the Company, Mr. Lambrecht served as a public company executive for over 20 years, cultivating broad experience in strategic acquisitions, corporate turnarounds, new business development, pioneering consumer products, corporate licensing and interactive technology services. He has held various executive roles at a number of public companies with responsibilities including day ¬to ¬day business operations, management, raising capital, board communication and investor relations. He is a Certified Director from the UCLA Anderson Graduate School of Management Accredited Directors Program. Mr. Lambrecht has served as a director of CUI Global, Inc., now Orbital Infrastructure Group, Inc. (NASDAQ: OIG), since 2007; throughout this time, he has served multiple terms on the audit committee and currently serves as the compensation committee chairman and the chairman of the investment committee for that company’s board of directors. Mr. Lambrecht is a current director of American Rebel Holdings, Inc. (NASDAQ: AREB) where he is a member of the audit committee and the chairman of the compensation committee. From July 2016 through December 2019, Mr. Lambrecht also served on the Board of ORHub, Inc. (OTC: ORHB). He previously served as a Board Member for Lifestyle Wireless, Inc., which, in 2012, merged into the Company. In December 2011, Mr. Lambrecht joined the board of directors of Guardian 8 Holdings, a leading non¬-lethal security product company, serving as a member of the board until early 2016. Mr. Lambrecht served as the President and Chief Operating Officer at Earth911 Inc., a subsidiary of Infinity Resources Holdings Company (OTC: IRHC) from January 2010 to July 2013. We believe Mr. Lambrecht is qualified to serve as a member of our board of directors because of the perspective, extensive public company and management experience he brings as the President and Chief Financial Officer of the Company.

Eric Lofdahl

Eric Lofdahl joined the Company in 2013 and has exclusively served on our Board as a non-executive director since 2018. He previously served as the Company’s advisory Chief Technology Officer (“CTO”), with no day-to-day responsibilities in a non-compensated capacity beginning in 2019. He has over 30 years of experience in the technology sector, including positions in software development, program management, complex system integration, and engineering process definition. Mr. Lofdahl began his career at the Boeing Company, where he led a team that successfully developed advanced wireless and satellite data products based on commercial technology for the U.S. Air Force. Mr. Lofdahl is the owner of the Lofdahl Group, a technology consulting company, and Text2Bid, a mobile auction platform. Mr. Lofdahl holds a Bachelor of Science degree in electrical engineering from Iowa State University.

James (“Jim”) Rulfs

Jim Rulfs has served on our board since July 2022. A serial entrepreneur, Jim Rulfs has spent the majority of his career specializing in mergers and acquisitions and has over 40 years of experience as a managing principal across different industries. Mr. Rulfs currently serves as the managing member of CBC Partners Holdings, LLC, a privately funded lender that provides debt financing loans to high-growth commercial and industrial companies. CBC Partners Holdings, LLC has a strategic partnership with CBC Capital Partners, a commercial loan company with 10 years of experience in corporate finance. Mr. Rulfs also founded Liberty Pacific Capital LLC, a venture capital firm specializing in emerging technology companies, which later became FocusPoint Private Capital Group, and is a principal of Seattle Venture Group. Mr. Rulfs holds a Series 82 securities license and a Bachelor of Science from Ohio University.

Family Relationships

There are no family relationships between or among any of our current directors or executive officers.

Board Composition and Risk Oversight

As of the date of this prospectus, our Board is currently composed of four members. We have entered into an independent director agreement with Jim Rulfs, pursuant to which he has been appointed to serve as an independent director. Our articles of incorporation and bylaws provide that the number of our directors shall be fixed from time to time by resolution of our Board.

Our Board has an active role in overseeing the management of our risks. Our Board is responsible for general oversight of risks and regular review of information regarding our risks, including credit risks, liquidity risks, cybersecurity risks, reputational risks, strategic risks, and operational risks. Our Board is regularly informed through discussions with our management about such risks. Our Board believes its administration of its risk oversight function has not affected our Board’s leadership structure.

Director Independence

Our Board has determined that Eric Lofdahl and Jim Rulfs are independent directors. In making this determination, our Board considered the relationships that each non-employee director has with us and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Board Leadership Structure

                Mr. Ralston, our Chief Executive Officer, is also the Chairman of our Board. Our Board determined that, at the present time, having our Chief Executive Officer also serve as the Chairman of our Board provides us with optimally effective leadership and is in our best interests and those of our stockholders. Our Board believes that Mr. Ralston’s history with the Company and extensive understanding of our business, operations and strategy make him well qualified to serve as Chairman of our Board.

Committees of the Board

We do not currently have a standing audit, nominating, or compensation committee of the Board of Directors, or any committee performing similar functions. Our Board of Directors performs the functions of nominating and compensation committees.

Meetings of the Board

During its fiscal year ended December 31, 2022, the Board met six times and acted by written consent on numerous occasions.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics (the “Code of Ethics”). The Code of Ethics is intended to document the principles of conduct and ethics to be followed by all of our directors, officers, and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. Its purpose is to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest.

Indemnification and Limitation on Liability of Directors

Our Articles of Incorporation limit the liability of our directors to the fullest extent permitted by Nevada law. Nothing contained in the provisions will be construed to deprive any director of his right to all defenses ordinarily available to the director nor will anything herein be construed to deprive any director of any right he may have for contribution from any other director or other person.

At present, there is no pending litigation or proceeding involving any of our directors, officers, employees, or agents where indemnification will be required or permitted. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2022, with the exception of the following reports.

Reporting Person	Form Type
William Ralston	3
Corey Lambrecht	3
Jim Ruffs	3
Eric Lofdahl	3

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid to our Chief Executive Officer, Chief Financial Officer and those executive officers that earned in excess of $120,000 during the last two fiscal years ended December 31, 2022 and 2021 (collectively, the “Named Executive Officers”):

 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Total ($)
William Ralston,	2022	$371,512	-	$371,512
Chief Executive Officer, Chairman of the Board	2021	$284,588	$-	$284,588
Corey Lambrecht,	2022	$290,483	-	$290,483
President, Chief Financial Officer and Director	2021	$205,977	$-	$205,977
Eric Lofdahl, Director	2022	$16,000	-	$16,000
	2021	16,000	$-	$16,000
Gregory Lambrecht,	2022	$-	-	$-
Former Chief Executive Officer	2021	$84,615	$-	$84,615

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth, as of December 31, 2022, certain information concerning the beneficial ownership of our capital stock, including our common stock, and Class A Convertible Preferred Stock, by:

•	each stockholder known by us to own beneficially 5% or more of any class of our outstanding stock;
•	each director;
•	each named executive officer;
•	all of our executive officers and directors as a group; and
•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our outstanding stock.

We currently have authorized 5,000,000,000 shares of common stock and 100,000,000 shares of preferred stock, of which 80,000,000 shares are designated as Class A Convertible Preferred Stock, 1,500 shares are designated as Class B Convertible Preferred Stock, 1,500 shares are designated as Class C Convertible Preferred Stock, 2,000 shares are designated as Class D Convertible Preferred Stock, 2,500 shares are designated as Class E Convertible Preferred Stock, and 19,992,500 shares of preferred stock remain undesignated. There were 114,127,911 shares of common stock, 75,725,981 shares of Class A Convertible Preferred Stock, no shares of Class B Convertible Preferred Stock, 19 shares of Class C Convertible Preferred Stock, 2,000 shares of Class D Convertible Preferred Shares, and 1,920 shares of Class E Convertible Preferred Shares outstanding as of December 31, 2022. Each share of Class A Convertible Preferred Stock is convertible at any time into 25 shares of common stock, totaling 1,893,149,525 shares of common stock assuming full conversion of all outstanding shares. Each share of Class A Convertible Preferred Stock votes with the shares of Common Stock and is entitled to 50 votes per share. Each share of Class C Convertible Preferred Stock is convertible at any time into shares of common stock by dividing the Stated Value ($1,200) by $0.0535, totaling 688,598 shares of common stock assuming full conversion of all outstanding shares and accrued dividends. Each share of Class D Convertible Preferred Stock is convertible at any time into shares of common stock by dividing the Stated Value ($1,200) by $0.0535, totaling 47,352,673 shares of common stock assuming full conversion of all outstanding shares and accrued dividends. Each share of Class E Convertible Preferred Stock is convertible at any time into shares of common stock by dividing the Stated Value ($1,200) by $0.0535, totaling 45,053,832 shares of common stock assuming full conversion of all outstanding shares and accrued dividends.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of December 31, 2022, are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, we believe the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owner	Amount and nature of beneficial ownership	Percent of Class
Class A Convertible Preferred Stock	Brenda Lambrecht	18,681,489	24.7%
	Gregory P. Lambrecht (1)	2,679,395	3.5%

(1)

Mr. Gregory P. Lambrecht served as the Chairman of the Board of Directors until May 18, 2021. Mr. Greg Lambrecht has entered into a two year voting agreement To the extent any vote or consent of the Board of Directors of the Employer is taken during the two years following the date of this Agreement, relating to (i) the uplisting of the Employer’s Common Stock to the Nasdaq or NYSE, (ii) reverse split of the Common Stock of the Employer, and or (iii) the spin off by the Employer of up to two subsidiaries, and such action is put to a vote of the shareholders of the Employer, then the Employee shall vote all shares of Common Stock and Preferred Stock of the Employer then owned by the Employee (the “Employee Shares”) for such action(s). To secure the Employee’s obligations to vote the Employee Shares in accordance with this Agreement, the Employee hereby appoints the Chief Executive, President or Secretary of the Employer, or any of them from time to time, or their designees, as the Employee’s true and lawful proxy and attorney, with the power to act alone and with full power of substitution, to vote all of the Employee Shares as set forth in this Agreement and to execute all appropriate instruments consistent with this Agreement on behalf of such Employee if, and only if, such Employee fails to vote all of the Employee Shares or execute such other instruments in accordance with the provisions of this Agreement within five (5) days of the Employer’s or any other party’s written request for the Employee’s written consent or signature. The proxy and power granted by the Employee pursuant to this Section are coupled with an interest and are given to secure the performance of such party’s duties under this Agreement. Each such proxy and power will be irrevocable for the term hereof. The proxy and power will survive the death, incompetency and disability of such party or any other individual holder of the Employee Shares and, so long as any party hereto is an entity, will survive the merger or reorganization of such party or any other entity holding the Employee Shares.

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner (1)	Amount and nature of beneficial ownership	Percent of Class
Common Stock
	Eric Lofdahl	414,639	*
	Wil Ralston	296,416	*
	Corey Lambrecht	334,001	*
	Jim Ruffs	224,925	*
	Executive Officers and Directors as a Group	1,269,981	2%

Class A Convertible Preferred Stock
	Eric Lofdahl (2)	10,771,000	14.2%
	Corey Lambrecht	12,175,000	16.0%
	Wil Ralston	19,363,285	25.5%

	Executive Officers and Directors as a Group	42,309,285	55.8%

________

* Less than 1%.

(1) The address is c/o Singlepoint Inc. 3104 East Camelback Road #2137, Phoenix, Arizona 85016

(2) Includes 10,350,000 shares of Class A Preferred Stock held in an entity controlled by Mr. Lofdahl.

Stock Option Plan and other Employee Benefits Plans

The following table provides information as of December 31, 2022, regarding shares of common stock that may be issued under the Singlepoint Inc. 2019 Equity Incentive Plan (the “Plan”), which was created in 2019 and approved by the holders of a majority of the outstanding shares of common stock. Information is included for both equity compensation plans approved by the Company’s stockholders and not approved by the Company’s stockholders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	-	-	1,333,333
Equity compensation plans not approved by security holders	-	-	-
Total:	-	-	1,333,333

(1) Consists of the Plan.

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

Director Compensation

Our director compensation policy provides that each independent director will receive cash compensation equal to $2,000 per month that individual serves as a Director, payable at the commencement of each calendar month, and scheduled within the Company’s payroll system. Upon a director’s initial election to our Board, he or she will be issued a grant of restricted common stock with a grant date fair value of $15,000. Thereafter, he or she will be entitled to receive an additional grant of restricted common stock restricted common stock with a grant date fair value of $15,000 on each yearly anniversary for the next (3) three years while such individual remains a member of our Board. Each director is also entitled to receive a grant of restricted common stock with a grant date fair value of $9,000 on the last business day of each quarter while such individual is member of the Board. The shares of restricted common stock will be valued at the average volume weighted average closing price of the 10-days immediately preceding each issuance date.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Except as set out below, since the beginning of the Company’s last two fiscal years, there have been no transactions, or currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any of the following people had or will have a direct or indirect material interest:

•	Any director or executive officer of the Company;

•	Any immediate family member of a director or executive officer of the Company; and

•	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

Separation Agreements

On May 18, 2021, as previously disclosed, the Company entered into the Separation Agreement with Gregory Lambrecht.  Pursuant to the Separation Agreement, Mr. Lambrecht resigned as an officer and director of the Company and agreed to terminate his employment agreement with the Company.  The Company agreed to pay Mr. Lambrecht $764,480 due in unpaid accrued compensation and repay the Insider Debt as follows: (i) the Company agreed to issue Mr. Lambrecht 362,987 shares of common stock, with a value of $272,240 on the date of issuance, (ii) the Company agreed to pay Mr. Lambrecht $250,000 in cash within two business days of the date of the Separation Agreement, and (iii) satisfy the remaining $848,612 in Accrued Debt by issuing Mr. Lambrecht the Lambrecht Note.  The Lambrecht Note carries a 10% interest rate, and the Company is required to make monthly payments of principal and interest in the amount of $21,523, with the first payment of $21,523 due September 1, 2021 and a final payment amount of $21,523 due on August 1, 2025. As of December 31, 2022 and December 31, 2021, the balance due was $759,073 and $804,896 respectively.

Class A Convertible Preferred Stock

Several of our executive officers and directors hold a significant number of shares of our outstanding Class A Convertible Preferred Stock. Each share of Class A Convertible Preferred Stock is convertible at any time into 25 shares of common stock, totaling 1,902,715,425 shares of common stock, as of September 2, 2022, assuming full conversion of all outstanding shares. Please see the section titled “Description of Securities - Preferred Stock - Class A Preferred Stock” for a further description of the rights and privileges of this class of securities, the holders of which maintain substantial control over the Company. In connection with grants of shares of Class A Convertible Preferred Stock to each of William Ralston, the Company’s Chief Executive Officer and a director, and Corey Lamprecht, the Company’s President, Chief Financial Officer and a director, the Company entered into agreements with each of Messrs. Ralston and Lambrecht wherein each agreed that he would vote all of his shares of Class A Convertible Preferred Stock for any action approved by the Board of the Company. Each of Messrs. Ralston and Lambrecht each further agreed that he would not convert his shares into shares of the Company’s common stock if, upon such conversion, he would own in excess of 4.99% of the number of shares of common stock then outstanding. Finally, each of Messrs. Ralston and Lambrecht agreed that the conversion ratio would be reduced in the event that such individual was to terminate his employment with the Company without “Good Cause,” as defined in such individual’s employment agreement with the Company.

Stock Issuances to Officers and Directors

None.

Promoters and Certain Control Persons

None.

 Independent Directors

The Company has two independent directors, Eric Lofdahl and Jim Rulfs.

Item 14. Principal Accountant Fees and Services.

Our independent public accounting firm is Turner Stone & Company, L.L.P., Dallas, Texas, PCAOB Auditor ID 76.

Principal Accountant Fees & Services	2022	2021
Audit Fees	$109,500	$59,286
Audit Related Fees	18,000	7,000
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$127,500	$66,286

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

Audit-Related Fees

These amounts consisted of the aggregate fees billed for each of the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These fees were for professional services incurred in connection with the issuance of consents related to S-1 filings.

Tax Fees

These amounts consisted of the aggregate fees billed for each of the last two fiscal years for tax services including tax compliance and the preparation of tax returns and tax consultation services. There were no such services by our principal accountant in 2022 or 2021.

All Other Fees

These amounts consisted of the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above. There were no such services by our principal accountant in 2022 or 2021.

PART IV

Item 15. Exhibits and Financial Schedules

(a)(1) Index to Consolidated Financial Statements

The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8, “Financial Statement and Supplementary Data.”

(a)(2) Financial Statement Schedules

Other financial statement schedules for the years ended December 31, 2022, and 2021 have been omitted since they are either not required, not applicable, or the information is otherwise included in the consolidated financial statements or the notes to consolidated financial statements.

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

SINGLEPOINT INC.

Dated: March 31, 2023	By:	/s/ William Ralston
William Ralston CEO/Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Ralston	Chief Executive Officer, Director	March 31, 2023
William Ralston	(Principal Executive Officer)

/s/ Corey Lambrecht	President, Chief Financial Officer, Director	March 31, 2023
Corey Lambrecht	(Principal Financial Officer and Principal Accounting Officer)

/s/ Eric Lofdahl	Director	March 31, 2023
Eric Lofdahl

/s/ James Rulfs	Director	March 31, 2023
James Rulfs

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

