Form 10-Q
period 2023-03-31
SinglePoint Inc.
filed 2023-05-15
CIK 1443611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 15, 2023, the Company had 1,712,368,975 outstanding shares of its common stock, par value $0.0001.

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

2

SINGLEPOINT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2023	December 31, 2022

ASSETS
CURRENT ASSETS:
Cash	$497,022	$564,242
Accounts receivable, net	1,996,044	3,034,070
Prepaid expenses	234,709	261,622
Inventory, net	3,224,819	2,481,384
Contract assets	357,680	404,849
Notes receivable from related party	272,456	220,456

Total Current Assets	6,582,730	6,966,623

NON-CURRENT ASSETS:
Property, net	197,081	232,873
Right of use asset	1,233,601	1,295,690
Investment, at fair value	134,376	134,376
Intangible assets, net	3,190,130	3,291,242
Goodwill	7,199,567	7,199,567

Total Assets	$18,537,485	$19,120,371

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$3,819,578	$4,797,456
Accrued expenses, including accrued officer salaries	2,298,467	1,479,656
Current portion of convertible notes payable, net of debt discount	7,152,426	6,748,396
Unearned revenue	6,188,810	4,927,240
Lease liability, current portion	269,735	272,575
Advances from related party	688,899	657,404
Accrued preferred share dividends	296,000	224,760
Current portion of notes payable, net of debt discount	2,489,441	2,464,823

Total Current Liabilities	23,203,356	21,572,310

LONG-TERM LIABILITIES:
Convertible notes payable, net of current portion	634,455	840,474
Lease liability, net of current portion	974,604	1,039,207
Advances from related party, net of current portion	344,858	400,897
Long-term notes payable, net of debt discount	141,825	145,357

Total Liabilities	25,299,098	23,998,245

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY (DEFICIT)
Undesignated preferred stock, par value $0.0001; 19,990,000 and 19,992,500 shares authorized as of March 31, 2023, and December 31, 2022, respectively

Class A convertible preferred stock, par value $0.0001; 80,000,000 shares authorized; 79,763,999 and 75,725,981 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	7,976	7,573
Class B convertible preferred stock, par value $0.0001; 1,500 shares authorized; no shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	-	-
Class C convertible preferred stock, par value $0.0001; 1,500 shares authorized; 1 and 19 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	-	-
Class D convertible preferred stock, par value $0.0001; 2,000 shares authorized; 1,900 and 2,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	-	-
Class E convertible preferred stock, par value $0.0001; 5,000 shares authorized; 2,195 and 1,920 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	-	-
Common stock, par value $0.0001; 5,000,000,000 shares authorized; 132,094,591 and 114,127,911 shares issued and outstanding as of March 31, 2023, and December 31, 2022, respectively	13,209	11,413

Additional paid-in capital	90,733,213	90,127,315
Accumulated deficit	(97,494,271)	(95,236,339)
Total Singlepoint Inc. stockholders’ equity (deficit)	(6,739,873)	(5,090,038)
Non-controlling interest	(21,740)	212,164
Total Stockholders’ Equity (Deficit)	(6,761,613)	(4,877,874)

Total Liabilities and Stockholders’ Equity (Deficit)	$18,537,485	$19,120,371

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31, 2023	March 31, 2022

REVENUE	$5,719,370	$1,551,542

Cost of revenue	4,066,294	1,369,516

Gross profit	1,653,076	182,026

Selling, general and administrative expense (“SG&A”)	3,479,773	1,619,462

INCOME (LOSS) FROM OPERATIONS	(1,826,697)	(1,437,436)

OTHER INCOME (EXPENSE):
Interest expense	(452,819)	(54,178)
Amortization of debt discounts	(175,314)	(6,159)
Other income	34,234	-

Other income (expense)	(593,899)	(60,337)

INCOME (LOSS) BEFORE INCOME TAXES	(2,420,596)	(1,497,773)

Income taxes	-	-

NET INCOME (LOSS)	(2,420,596)	(1,497,773)

Loss (income) attributable to non-controlling interests	233,904	75,310

NET INCOME (LOSS) ATTRIBUTABLE TO SINGLEPOINT INC. STOCKHOLDERS	$(2,186,692)	$(1,422,463)

Net income (loss) per share - basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	125,443,947	66,578,194

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(unaudited)

	Preferred Stock Class A Par Value $0.0001		Preferred Stock Class B Par Value $0.0001		Preferred Stock Class C Par Value $0.0001		Preferred Stock Class D Par Value $0.0001		Preferred Stock Class E Par Value $0.0001		Common Stock Par Value $0.0001		Additional		Non-	Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	paid-in Capital	Accumulated Deficit	controlling Interest	Equity (Deficit)
Balance, December 31, 2022	75,725,981	$7,573	-	$-	19	-	2,000	-	1,920	-	114,127,911	$11,413	$90,127,315	$(95,236,339)	$212,164	$(4,877,874)

Issuance of common shares for cash											1,461,503	146	37,931			38,077
Issuance of common shares for acquisition expenses											633,647	63	36,055			36,118
Issuance of common shares for principal and accrued interest on notes											1,512,882	151	176,251			176,402
Conversion of preferred shares	(436,000)	(44)			(52)	-	(100)	-			14,358,648	1,436	(1,392)			(0)
Issuance of preferred shares	4,474,018	447											(447)			-
Issuance of preferred shares for cash					34				275				357,500			357,500
Accrued preferred stock dividends														(71,240)		(71,240)
Net loss														(2,186,692)	(233,904)	(2,420,596)

Balance, March 31, 2023	79,763,999	$7,976	-	$-	1	-	1,900	-	2,195	-	132,094,591	$13,209	$90,733,213	$(97,494,271)	$(21,740)	$(6,761,613)

Balance, December 31, 2021	56,353,015	$5,635	48	$-	760	-	2,000	-	-	-	58,785,924	$5,879	$85,853,388	$(86,158,902)	$(944,731)	$(1,238,731)

Issuance of common shares for services											1,500,000	150	239,850			240,000
Issuance of common shares for services previously accrued																-
Issuance of common shares for cash											6,632,390	663	498,609			499,272
Issuance of common shares for acquisition																-
Issuance of common shares for principal and accrued interest on notes																-
Conversion of preferred shares	(114,117)	(11)									2,852,925	285	(274)			-
Warrants converted to common shares																-
Rounding adjustment in connection with reverse split																-
																-
Net loss														(1,422,463)	(75,310)	(1,497,773)

Balance, March 31, 2022	56,238,898	$5,624	48	$-	760	-	2,000	-	-	-	69,771,239	$6,977	$86,591,573	$(87,581,365)	$(1,020,041)	$(1,997,233)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31, 2023	March 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Singlepoint Inc. stockholders	$(2,186,692)	$(1,422,463)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss attributable to non-controlling interests	(233,904)	(75,310)
Common stock issued for services	36,118	240,000
Bad debt expense	22,326	15,850
Depreciation	81,902	15,195
Amortization of intangibles	101,112	3,630
Amortization of debt discounts	175,314	6,159
Amortization of deferred compensation	-	15,095
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	1,015,700	25,241
Prepaid expenses	26,913	10,773
Inventory	(743,435)	11,144
Contract assets	47,169	-
Accounts payable	(961,899)	53,054
Accrued expenses	818,811	442,754
Unearned revenue	1,261,570	24,023

NET CASH USED IN OPERATING ACTIVITIES	(538,995)	(634,855)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for notes receivable from related party	(52,000)	-

NET CASH USED IN INVESTING ACTIVITIES	(52,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	38,077	499,271
Proceeds from advances from related party	76,685	69,538
Proceeds from issuance of convertible notes	250,000	-
Payments on advances to related party	(101,229)	-
Payments on convertible notes payable	(28,476)	-
Payments on capital lease obligations	(67,443)	(5,353)
Payments on notes payable	(1,339)	-
Proceeds from sale of preferred stock - Class C	100,000	-
Proceeds from sale of preferred stock - Class E	257,500	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	523,775	563,456

NET CHANGE IN CASH	(67,220)	(71,399)

Cash at beginning of period	564,242	191,485

Cash at end of period	$497,022	$120,086

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$3,417	$-
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of debt and accrued interest	$176,402	$-
Conversion of preferred stock to common stock	$1,436	$-
Accrual of preferred stock dividends	$71,240	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SINGLEPOINT INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Corporate History

 On May 14, 2019, Singlepoint Inc. (“Singlepoint” or “the Company”) established a subsidiary, Singlepoint Direct Solar LLC (“Direct Solar America”), completing the acquisition of certain assets of Direct Solar, LLC and AI Live Transfers LLC. The Company owns Fifty One Percent (51%) of the membership interests of Direct Solar America. On January 26, 2021, the Company acquired 100% ownership of EnergyWyze, LLC, a limited liability company (“EnergyWyze”). On February 26, 2021, the Company purchased 51% ownership of Box Pure Air, LLC, (“Box Pure Air”). On April 21, 2022 the Company purchased 80.1% membership interests in The Boston Solar Company, LLC (“Boston Solar”).

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
•

Direct Solar America, in which we hold a 51% equity interest and which works with homeowners and small commercial businesses to provide solar, battery backup and electric vehicle (“EV”) chargers at their location(s).

We built and plan to continue to build our portfolio through organic growth, synergistic acquisitions, products, and partnerships. We generally acquire majority and/or controlling stakes in innovative and promising businesses that are expected to appreciate in value over time. We are particularly focused on businesses where our engagement will be potentially significant for that entity’s growth prospects. We strive to create long-term value for our stockholders by helping our subsidiary companies to increase their market penetration, grow revenue and improve operating margins and cash flow. Our emphasis is on building businesses in industries where our management team has in-depth knowledge and experience, or where our management can provide value by advising on new markets and expansion.

Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2023, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As of March 31, 2023, the Company had $497,022 in cash. The Company’s net loss incurred for the three months ended March 31, 2023, was $2,186,692 and its working capital deficit was $16,620,626 at March 31, 2023.

The Company’s ability to continue in existence is dependent on its ability to develop the existing businesses and to achieve profitable operations. Since the Company does not anticipate achieving profitable operations and/or adequate cash flows in the near term, management will continue to pursue additional debt and equity financing.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our consolidated financial position as of March 31, 2023, and December 31, 2022, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the year ended December 31, 2022, and our other reports on file with the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Singlepoint, Direct Solar America, Box Pure Air, EnergyWyze, DIGS, and ShieldSaver as of March 31, 2023, and December 31, 2022, and for the three months ended March 31, 2023 and 2022, and the accounts of Boston Solar as of March 31, 2023, and December 31, 2022, and for the three months ended March 31, 2023. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of ninety days or less at the time of purchase to be cash equivalents. The Company maintains deposits in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had $330,571 of deposits in excess of amounts insured by the FDIC as of March 31, 2023.

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

The Company uses three categories for disaggregated revenue classification:

(1)	Retail Sales (Box Pure Air, DIGS, Singelpoint (parent company)),

(2)	Distribution (DIGS) and,

(3)	Services Revenue (Boston Solar, Direct Solar of America, EnergyWyze).

Additionally, the Company also disaggregates revenue by subsidiary:

(1)	Singlepoint (parent company)

(2)	Boston Solar

(3)	Box Pure Air

(4)	DIGS

(5)	Direct Solar of America

(6)	EnergyWyze

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

Distribution Revenue. Our distribution revenue DIGS, and related product sales to third-party resellers with revenue recognized upon delivery of the product to the reseller, with the reseller taking risk of ownership and assuming risk of loss. Payment is due upon delivery or within 30 days of invoicing, except for when sold direct to consumer upon which payment is due immediately.

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

Returns and other adjustments. The Company records an estimate for provisions of discounts, returns, allowances, customer rebates and other adjustments for each shipment, and are netted with gross sales. The Company’s discounts and customer rebates are known at the time of sale and the Company appropriately reduces net product revenues for these transactions based on the known discount and customer rebates. The Company estimates for customer returns and allowances based on estimates of historical transactions and accounts for such provisions during the same period in which the related revenues are earned. Customer discounts, returns and rebates on product revenues during the quarter ended March 31, 2023, are not material.

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

Accounts receivable is net of an allowance for doubtful accounts of $47,779 and $51,706 as of March 31, 2023, and December 31, 2022, respectively. During the three months ended March 31, 2023, the Company wrote off $22,326 of receivables.

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

Inventory is net of a reserve for obsolescence of $326,167 and $326,239 as of March 31, 2023, and December 31, 2022, respectively.

Accrued Warranty and Production Guarantee Liabilities

As a standard practice, the Company warranties its labor for ten years from the completion date of the installation projects and passes through manufacturer warranties on products installed. These warranties are not separately priced, therefore, costs related to the warranties are accrued when management determines they are able to estimate them. Management has not separately accounted for the actual warranty costs each year, and has accrued based on their best estimates as of each year end.

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

The following table summarizes the number of shares of common stock issuable pursuant to our convertible securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Class A Preferred Stock	1,994,099,975	1,405,972,450
Class B Preferred Stock	-	314,754
Class C Preferred Stock, including preferred dividends	405,111	747,540
Class D Preferred Stock, including preferred dividends	66,176,004	1,395,349
Class E Preferred Stock, including preferred dividends	76,387,816	-
Convertible Notes	47,213,668	20,000
Warrants	4,129,091	-
Potentially Dilutive Securities	2,188,411,565	1,408,450,093

Fair Value Measurements

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

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 requires immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. ASU 2016-13 is effective for the Company’s fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of ASU 2016-13 had no material impact on the Company’s consolidated financial statements for the interim period ended March 31, 2023.

Subsequent Events

Other than the events described in Note 11, there were no subsequent events that required recognition or disclosure. The Company evaluated subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission.

NOTE 3 – CONTRACT ASSETS

Deferred costs and estimated earnings and billings on uncompleted contracts consist of the following as of March 31, 2023 and December 31, 2022:

	2023	2022
Deferred costs	$404,849	$311,911
Estimated earnings	-	-
	404,849	311,911
Add: billings to date	(47,169)	92,938
Deferred costs and costs and estimated earnings in excess of related billings on uncompleted contracts	$357,680	$404,849

Deferred costs include permitting costs to fulfill contracts on installations in progress.

NOTE 4 – GOODWILL, INTANGIBLE ASSETS, AND INVESTMENTS

Boston Solar Acquisition

On April 21, 2022, the Company completed the acquisition of 80.1% of the membership interests in Boston Solar, a leading residential, small commercial solar energy, procurement, and construction (“EPC”) company focused on customers in the greater Boston area. This acquisition solidifies the Company’s EPC acquisition strategy. The total consideration paid for the purchased interests was $6,064,858 consisting of: $2,287,168 of cash paid at closing; issuance of a note payable in 14,781,938 shares of Company common stock with a fair value of $1,252,273; issuance of a promissory note with a fair value of $897,306; issuance of a convertible promissory note with a fair value of $1,378,111 payable in cash or shares of Company common stock at the holder’s option; and a $250,000 holdback of additional cash. The Company incurred acquisition related expenses of approximately $587,000 during the year ended December 31, 2022, which were recognized in SG&A within the Company’s consolidated statement of operations.

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

Revenue of $5,437,441 and net loss of ($716,904) related to Boston Solar are included in the Company’s consolidated statement of operations for the three-months ended March 31, 2023. These results are prior to consideration for non-controlling interest.

The following supplemental unaudited pro forma information presents the consolidated results of the Company’s operations as if the acquisition of Boston Solar on April 21, 2022 had been consummated on January 1, 2022. This supplemental unaudited pro forma information is based solely on the historical unaudited financial results for the Boston Solar acquisition and does not include operational or other changes which might have been affected by the Company. The supplemental unaudited pro forma information presented below is for illustrative purposes only and is not necessarily indicative of the results which would have been achieved or results which may be achieved in the future:

	Three Months Ended March 31,
	2023	2022
Revenue, net	$5,719,370	$6,351,322
Net loss	$(2,420,596)	$(1,996,080)

Goodwill

The following table presents details of the Company’s goodwill as of March 31, 2023, and December 31, 2022:

	Boston Solar	Box Pure Air	Total
Balances at December 31, 2022:	$6,785,416	$414,151	$7,199,567
Aggregate goodwill acquired	-	-	-
Impairment losses	-	-	-
Balances at March 31, 2023	$6,785,416	$414,151	$7,199,567

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

Intangible Assets

The following table presents details of the Company’s intangible assets (excluding goodwill) as of March 31, 2023 and December 31, 2022:

	IP/ Technology	Tradename Trademarks	Non- Competes	Total
Balances at December 31, 2022:	$394,984	$2,801,290	$94,968	$3,291,242
Intangibles acquired	-	-	-	-
Less: Amortization	15,642	75,204	10,266	101,112
Balances at March 31, 2023	$379,342	$2,726,086	$84,702	$3,190,130

Estimated amortization expense:
Year Ending
December 31,
2023 (Remainder)	$303,336
2024	404,448
2025	376,224
2026	363,384
2027	363,384
Thereafter	1,379,354
Total	$3,190,130

Investments

On August 9, 2022, the Company acquired a minority interest, with the right to acquire the remaining interests, of Frontline Power Solutions LLC (“Frontline”), a Multi-state Licensed Energy Services Company (“ESCO”). Frontline  is a comprehensive energy service Company with the ability to operate in deregulated markets across the country and provide energy supply agreements to all sizes of commercial, industrial, and institutional properties. The Company signed a Membership Interest Purchase Agreement (“MIPA”) with Frontline whereby the Company agreed to: (i) make an investment in Frontline for a 13.3% membership interest in exchange for $100,000 of the Company’s shares (the number of shares determined by a 30-day Volume Weighted Average Price(“vwap”) calculation, which were subsequently fair valued on August 9, 2022); (ii) issue a promissory note to Frontline for $150,000 ; and (iii) purchase the remaining interest (86.7%) membership interest for a cash consideration of $500,000 minus any outstanding principal and interest outstanding under the promissory note, subject to certain closing conditions (the “Second Closing”). In the event that Second Closing does not occur then the promissory note would convert into an additional 6.6% membership interest of Frontline for a total ownership interest of 19.9% for the Company.

NOTE 5 - NOTES PAYABLE

Notes Payable

Seller Note Payable. On April 21, 2022 the Company entered into an unsecured note payable with a former owner of Boston Solar as part of the Boston Solar acquisition. The face value of the note is $1,000,000 with no stated interest. Principal payments are due as follows: $250,000 due October 31, 2022, $250,000 due April 30, 2023, and $500,000 due October 31, 2023. The fair value of the note was determined to be $897,306 at the date of acquisition with the difference between the stated value and the fair value being amortized to interest expense over the 18-month period. At March 31, 2023, all of the remaining balance, $722,030 is included in current portion of notes payable.

Note Purchase Agreement. In July 2021, the Company entered into a note purchase agreement with Bucktown Capital LLC (“BCL”) whereby the Company agreed to issue and sell to BCL a promissory note in the principal amount of $1,580,000 (the “Note”). The Note bears interest at the rate of Eight Percent (8%) per annum, and provides that for the calendar quarter beginning on January 1, 2022 and continuing for each calendar quarter thereafter until the Note is paid in full, the Company will make quarterly cash payments to BCL equal to $250,000. The Company may choose the frequency and amount of each payment (subject to a minimum payment of $50,000) during each applicable quarter so long as the aggregate amount paid during each quarter is equal to $250,000. The Note matures in July 2023. The Note contains the following covenants: (i) Company will timely file on the applicable deadline all reports required to be filed with the SEC pursuant to Sections 13 or 15(d) of the 1934 Act, and will take all reasonable action under its control to ensure that adequate current public information with respect to Company, as required in accordance with Rule 144 of the 1933 Act, is publicly available, and will not terminate its status as an issuer required to file reports under the 1934 Act even if the 1934 Act or the rules and regulations thereunder would permit such termination; (ii) the common stock shall be listed or quoted for trading on any of (a) NYSE, (b) NASDAQ, (c) OTCQX, (d) OTCQB, or (e) OTC Pink; (iii) trading in Company’s common stock will not be suspended, halted, chilled, frozen, reach zero bid or otherwise cease trading on Company’s principal trading market for more than two (2) consecutive Trading Days; and (iv) Company will not enter into any financing transaction with John Kirkland or any of his affiliated entities. The Note is not convertible into any securities of the Company. At March 31, 2023, all of the remaining balance, $1,172,285, is included in current portion of notes payable.

OID Purchase Agreement. On October 25, 2022, the Company entered a securities purchase agreement (the “OID Purchase Agreement”) with 622 Capital, LLC (“622 Capital”), whereby 622 Capital purchased from the Company, and the Company issued, (i) an aggregate principal amount of $600,000 of 20% original issue discount senior notes (each, a “Note” and collectively, the “Notes”), and (ii) 2,620,545 shares of common stock, par value $0.0001 per share, of the Company. Each Note was designated as a 20% Original Issue Discount Senior Note due the earlier of January 21, 2023 or upon the occurrence of the Liquidity Event (as defined in the Note). If the Notes remain outstanding after the Maturity Date or an Event of Default (each as defined in the Note), then the Notes are subject to an interest rate of 15% per annum, provided that if (x) the Liquidity Event occurs on or prior to January 21, 2023 and (y) the Company pays the outstanding principal of the Notes to the holder, then such interest will be waived retroactive to the date of the first issuance of the Notes (the “Original Issue Date”). Upon an Event of Default, the sum of the outstanding principal amount of the Notes and any accrued and unpaid interest thereon shall become, at the election of the holder of the Notes, immediately due and payable in cash. The Company shall have the option to prepay the Notes at any time after the Original Issue Date prior to or on the Maturity Date at an amount equal to the sum of the outstanding principal amount of the Notes and any accrued and unpaid interest thereon, without any prepayment premium or penalty.  At March 31, 2023 all of the note, $562,011, is included in current portion of notes payable.

SBA Loan. In May 2020, the Company received loan proceeds of $150,000 under the SBA’s Economic Injury Disaster Loan program (“EIDL”). The EIDL dated May 22, 2020, bears interest at 3.75%, has a 30-year term, is secured by substantially all assets of the Company, and is due in monthly installments of $731 beginning May 1, 2021. At March 31, 2023, $25,585 is included current portion of notes payable and $124,415 is included in long-term notes payable.

Convertible Notes Payable

Purchase Agreement. On April 21, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Cameron Bridge LLC, Target Capital LLC, and Walleye Opportunities Master Fund Ltd. (collectively the “Investors”), whereby the Investors purchased from the Company, and the Company issued, an aggregate principal amount of $4,885,353 of 15% original issue discount convertible promissory notes (each, a “Note” and collectively, the “Notes”), and (ii) warrants to purchase shares of common stock of the Company (each, a “Warrant” and collectively, the “Warrants”). Pursuant to the terms of the Purchase Agreement the Company (and or Boston Solar) also entered into the following agreements (also collectively referred to as the “Transaction Documents”): Registration Rights Agreement, Assignment of Boston Solar Membership Interest, Guarantor Security Agreement, Guaranty, and Pledge and Escrow Agreement. In order to secure the full and timely payment and performance of all of the Company’s obligations to the Investors under the Transaction Documents, the Company agreed to transfer, pledge, assign, and grant to the Investors a continuing lien and security interest in all right, title and interest of the Company’s 80.1% of the issued and outstanding Membership Interests of Boston Solar. Boston Solar guaranteed the obligations of the Company under the Notes and granted the Investors a security interest in and pledged its assets as collateral for the Notes, in the event of a default on the terms of the Notes. The Company agreed that it will prepare and, as soon as practicable, but in no event later than the Filing Deadline (as defined below), file with the SEC a registration statement; registering for resale (a) at least the number of shares of common stock equal to 125% of the sum of the maximum number of shares of common stock issuable upon conversion of the Notes at the initial conversion price thereof, and (b) 100% of the Warrant Shares (the “Initial Required Registration Amount”). The Registration Statement filed hereunder shall be on Form S-1 in connection with the Liquidity Event. “Liquidity Event” means a public offering of common stock (or units consisting of common stock and warrants to purchase common stock), resulting in the listing for trading of the common stock on the NYSE American, the Nasdaq Capital Market, the Nasdaq Global Market, the Nasdaq Global Select Market, or the New York Stock Exchange (or any successors to any of the foregoing). “Filing Deadline” means: (i) with respect to the Initial Registration Statement, the earlier of (a) the date that a Registration Statement is filed in connection with the Liquidity Event and (b) 180 days. Each Note was designated as a 15% Convertible Promissory Note due the earlier of January 21, 2023 or upon the occurrence of the Liquidity Event. Upon an Event of Default, interest on the Notes immediately accrues thereafter at a rate equal to 18% per annum which shall be paid in cash monthly until the Default is cured. The Company shall have the option to prepay the Notes at any time after the Original Issue Date prior to or on the Maturity Date at an amount equal to 120% of the Prepayment Amount. Upon or following the occurrence of a Liquidity Event or an Event of Default, at the option of the holder, the Notes are convertible into Conversion Shares. The number of Conversion Shares to be issued upon each conversion is determined by dividing the Conversion Amount by the applicable Conversion Price then in effect, if the holder does not exercise its option to convert this Note upon or following the occurrence of a Liquidity Event, the Company shall be required to pay the amounts owing thereunder on the Liquidity Date in cash, as required therein. The Company shall not affect any conversion of the Notes, and a holder shall not have the right to convert any portion of the Notes, to the extent that after giving effect to the conversion, the holder (together with the holder’s Affiliates, and any other Persons acting as a group together with the Holder or any of the holder’s Affiliates would beneficially own in excess of 4.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion thereof. The holder, upon notice to the Company, may increase or decrease such percentage, but in no event shall it exceed 9.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Note held by the holder. At March 31, 2023 all of the note, $4,882,353, is included in current portion of convertible notes payable. Additionally, at March 31, 2023, there has been no Liquidity Event, there have been no default provisions exercised, and no warrants have been issued.

Seller Note Payable in Shares. On April 21, 2022, the Company issued an unsecured 36-month seller note to the chief executive officer of Boston Solar in the amount of $1,940,423 payable in shares of the Company’s common stock based on the VWAP of the Company’s common stock over the 60 trading days prior to April 21, 2022. The payments begin six months after April 21, 2022 and are paid quarterly over 30 months. The fair value of the note was determined to be $1,252,272. The difference between the stated value and the fair value is being amortized to interest expense over the 36-month period. At March 31, 2023, $656,463 is included in current portion of convertible notes payable, and $634,454 is included in long-term portion of convertible notes payable.

Seller Convertible Note. On April 21, 2022, the Company issued an unsecured convertible note of $976,016 to the chief executive officer of Boston Solar, payable in cash or in shares of the Company’s common stock at the holder’s option at a 20% discount to the market based on a predetermined formula. The stated interest rate on the note is 12.5 percent. The fair value of the note on April 21, 2022, was determined to be $1,378,111, a premium of $409,095. The note is due March 31, 2023. At March 31, 2023, all of the note, $1,378,111, is included in current portion of convertible notes payable.

Promissory Note.  On February 7, 2023, the Company entered into a securities purchase agreement providing for the issuance of a Convertible Promissory Note (“Promissory Note”) in the principal amount of $284,760, with an original issue discount of $30,510.  A one-time interest charge of twelve percent (12%) was applied on the issuance date to the principal ($284,760 *.12 = $34,171). Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in ten (10) payments each in the amount of $31,893 (a total payback to the holder of $318,931). The first payment was paid March 30, 2023, with nine (9) subsequent payments due each month thereafter. If an event of default occurs and the holder exercises the option to convert, the conversion price (the “Conversion Price”) shall mean 75% multiplied by the lowest trading price for the common stock during the ten (10) trading days prior to the conversion date (representing a discount rate of 25%) (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). At March 31, 2023, all of the note balance, $225,000, is included in current portion of convertible notes payable.

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

As of March 31, 2023, the Company was in compliance with all covenants of its debt agreements, with the exception for the Other convertible note that is currently in default and included in current portion of convertible notes payable, and the Purchase Agreements and Seller Convertible notes which are past maturity. These notes are past maturity and the Company is working with the investors. No default provision options have been exercised to date and no warrants have been issued. The notes are all currently recognized as current.

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

Future minimum lease payments are as follows:

Year Ending
December 31
2023 (remainder)	$270,685
2024	332,345
2025	328,359
2026	303,923
2027	215,819
Thereafter	-
Total	1,451,131
Less: Interest	(206,792)
Present value of lease liabilities	$1,244,339
Less: Current portion	(269,735)
Lease liability, net of current portion	$974,604

NOTE 7 - STOCKHOLDERS’ EQUITY

Class A Convertible Preferred Shares

As of March 31, 2023, and December 31, 2022, the Company had authorized 80,000,000 shares of Class A Convertible Preferred Stock (“Class A Stock”) with $0.0001 par value per share, of which 79,763,999 and 75,725,981 shares were issued and outstanding as of March 31, 2023, and December 31, 2022, respectively. Each share of Class A Stock is convertible at any time into 25 shares of common stock. No dividends are payable unless declared by the Board of Directors.

Class B Convertible Preferred Stock

As of  March 31, 2023, and December 31, 2022, the Company had authorized 1,500 shares of Class B Preferred Stock, $0.0001 par value per share, of which 0 shares were issued and outstanding as of March 31, 2023, and December 31, 2022.

Class C Convertible Preferred Stock

As of March 31, 2023, and December 31, 2022, the Company had authorized 1,500 shares of Class C Preferred Stock, of which 1 and 19 shares were issued and outstanding as of March 31, 2023 and December 31, 2022, respectively. The Company has the right to redeem the Class C Preferred Stock, in accordance with the terms stated by the Certificate of Designation. The Company shall pay a dividend of three percent (3%) per annum on the Class C Preferred Stock. Dividends shall be paid quarterly, and at the Company’s discretion, in cash or Class C Preferred Stock calculated at the purchase price. The Stated Value (as defined by the Certificate of Designation) of the Class C Preferred Stock is $1,200 per share. On June 8, 2022, the Company amended the conversion rights so that each share of the Class C Preferred Stock is convertible, at any time and from time to time from and after the issuance at the option of the Holder thereof, into that number of shares of common stock (subject to Beneficial Ownership Limitations) determined by dividing the Stated Value of such share by the lesser of (a) $0.1055; and (b) where applicable, a fixed price equaling one hundred percent (100%) of the lowest traded volume weighted average price (“VWAP”) for the fifteen (15) trading days preceding a conversion.

Class D Convertible Preferred Shares

As of March 31, 2023, and December 31, 2022, the Company had authorized 2,000 shares of  Class D Preferred Stock, of which 1,900 and 2,000 shares were issued and outstanding as of March 31, 2023, and December 31, 2022, respectively. The Company has the right to redeem the Class D Preferred Stock, in accordance with the terms stated by the Certificate of Designation. The Company shall pay a dividend of three percent (3%) per annum on the Class D Preferred Stock. Dividends shall be paid quarterly, and at the Company’s discretion, in cash or Class D Preferred Stock calculated at the purchase price. The Stated Value of the Class D Preferred Stock is $1,200 per share. On June 8, 2022, the Company amended the conversion rights so that each share of the Class D Preferred Stock is convertible, at any time and from time to time from and after the issuance at the option of the Holder thereof, into that number of shares of common stock (subject to Beneficial Ownership Limitations) determined by dividing the Stated Value of such share by (a) $0.1055; and (b) where applicable, a fixed price equaling one hundred percent (100%) of the lowest traded VWAP for the fifteen (15) trading days preceding a conversion.

Class E Convertible Preferred Shares

As of March 31, 2023, and December 31, 2022, the Company had authorized 5,000 and 2,500 shares, respectively, of  Class E Preferred Stock, of which 2,195 and 1,920 shares were issued and outstanding as of March 31, 2023, and December 31, 2022, respectively.  On April 7, 2022, the Company entered a Securities Purchase Agreement (the “GHS Purchase Agreement”) with GHS Investments, LLC (“GHS”), whereby GHS agreed to purchase, in three separate tranches, up to $1.5 million of the Company’s Class E Preferred Stock. The first tranche (the “Initial Closing Date”), which closed upon execution of the GHS Purchase Agreement, was for the purchase 707 shares of Class E Preferred Stock for $707,000. The second tranche, which closed 30 days after the Initial Closing Date, was for the purchase of 500 shares of Class E Preferred Stock for $500,000, and the third tranche, which closed approximately 60 days following the Initial Closing Date, was for the purchase of 293 shares of Class E Preferred Stock for $293,000. In addition, the Company issued to GHS (i) an additional 50 shares of Class E Preferred Stock on the Initial Closing Date as an equity incentive and (ii) warrants to purchase 4,129,091 shares of the Company’s common stock at an exercise price of $0.11 per share for a period of five years. On November 3, 2022, the Company entered a Securities Purchase Agreement (the “Purchase Agreement”) with GHS, whereby GHS agreed to purchase 350 shares of the Company’s Class E Preferred Stock in two equal tranches of $175,000. The first tranche (the “Initial Closing Date”), occurred promptly upon execution of the Purchase Agreement, was the purchase of 175 shares of Class E Preferred Stock for $175,000. The second tranche, scheduled for 15 trading days following the Initial Closing Date, upon satisfaction of the applicable deliveries and closing conditions set forth in the Purchase Agreement, was the purchase of 175 shares of Class E Preferred Stock for $175,000. In addition, the Company issued GHS ten shares of Class E Preferred Stock upon the Initial Closing Date as an equity incentive and agreed to issue ten shares of Class E Preferred Stock upon the closing of the second tranche as an equity incentive. The Company has the right to redeem the Class E Preferred Stock, in accordance with the terms stated by the Certificate of Designation. On January 13, 2023, the Company entered a Securities Purchase Agreement (the “Purchase Agreement”) with GHS Investments, LLC (“GHS”), whereby GHS agreed to purchase up to Seven Hundred Fifty (750) shares of the Company’s Class E Convertible Preferred Stock (the “Class E Preferred Stock”).  Upon the execution of the Purchase Agreement, the Company agreed to sell, and GHS agreed to purchase, one hundred (100) shares of Class E Preferred Stock at price of $1,000 per share of Class E Preferred Stock.  Upon the terms and subject to the conditions set forth in the Purchase Agreement, upon satisfaction of the applicable deliveries and closing conditions, the Company agreed to sell, and GHS agreed to purchase, upon a mutually agreed upon date determined by the Company and GHS, three Additional Closings (as defined in the Purchase Agreement), each for the purchase of up-to two hundred and fifty (250) shares of Class E Preferred Stock at price of $1,000 per share of Class E Preferred Stock.  In addition, the Company issued GHS twenty-five shares of Class E Preferred Stock upon the Initial Closing Date as an equity incentive. During the quarter ended March 31, 2023, the Company issued 275 shares of Class E Preferred Stock.

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

Undesignated Preferred Shares

As of March 31, 2023, a total of 19,990,000 shares of preferred stock remains undesignated and unissued.

Common Stock

As of March 31, 2023, and December 31, 2022, the Company’s authorized common stock was 5,000,000,000 shares, at $0.0001 par value per share, with 132,094,591 and 114,127,911 shares issued and outstanding, respectively.

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

Shares issued during the three months ended March 31, 2023

On January 4, 2023, the Company issued 5,000,000 shares of common stock to a board member of the Company in exchange for conversion of 200,000 shares of Class A Preferred Stock.

On January 24, 2023, the Company issued 1,172,933 shares of common stock to GHS in exchange for 52 shares of Class C Preferred Stock.

On February 3, 2023, the Company issued 1,512,882 shares of common stock as payment of principal on the seller note payable.

On February 6, 2023, the Company issued 633,647 shares of common stock related to an exclusivity agreement.

On February 9, 2023, the Company issued 5,900,000 shares of common stock to the family member of a former officer in exchange for conversion of 236,000 shares of Class A Preferred Stock.

On February 22, 2023, the Company issued 2,285,715 shares of common stock to GHS in exchange for 100 shares of Class D Preferred Stock.

On March 22, 2023, the Company issued 1,461,503 shares of common stock pursuant to the Equity Financing Agreement.

NOTE 8 - RELATED PARTY TRANSACTIONS

Accrued Officer Compensation

As of March 31, 2023, and December 31, 2022, a total of $95,870 and $38,880, respectively, was accrued for unpaid officer wages due the Company’s CEO, CFO and President under their respective employment agreements.

Other

On January 4, 2023, the Company issued 5,000,000 shares of common stock to a board member of the Company in exchange for conversion of 200,000 shares of Class A Preferred Stock.

On February 9, 2023, the Company issued 5,900,000 shares of common stock to the family member of a former officer in exchange for conversion of 236,000 shares of Class A Preferred Stock.

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

NOTE 10 - REVENUE CLASSES AND CONCENTRATIONS

Selected financial information for the Company’s operating revenue for disaggregated revenue purposes are as follows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Revenue by product/service lines:

Retail	$248,429	$1,502,204
Distribution	1,845	493
Services	5,469,096	48,845
Total	$5,719,370	$1,551,542

Revenue by subsidiary:

Singlepoint (parent company)	$4,883	$6,403
Boston Solar	5,437,441	-
Box Pure Air	242,757	1,493,767
Direct Solar America	10,800	-
DIGS	2,634	2,527
Energy Wyze	20,855	48,845
Total	$5,719,370	$1,551,542

No customer comprised 10% or greater of the Company’s revenue for the three months ended March 31, 2023.  One customer comprised 94% of the Company’s revenue for the three months ended March 31, 2022.

NOTE 11 - SUBSEQUENT EVENTS

On or about April 17, 2023, shareholders owning 79,763,999 shares of Class A Preferred stock, representing all outstanding shares, agreed to convert into 1,595,279,980 shares of common stock at a conversion ratio of 20:1, reducing the overall common stock potentially issuable in the Class A Preferred stock by approximately 20 percent. As of May 15, 2023, 1,000,000 shares of Class A Preferred stock are still outstanding and in process of conversion.

In April 2023, the Company issued 4,994,404 shares of common stock to GHS under the Equity Financing Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

You should read the following discussion together with our condensed consolidated financial statements and the related notes included elsewhere in this document. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements included in our latest annual report on Form 10-K for the year ended December 31, 2022, and our other reports on file with the Securities and Exchange Commission (“SEC”).

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 with the Three Months Ended March 31, 2022

Revenue. For the three months ended March 31, 2023, we generated revenue of $5,719,370 as compared to $1,551,542 for the three months ended March 31, 2022. The increase in revenue was due primarily to the inclusion of Boston Solar revenue partially offset by lower sales of air purification system.

Cost of Revenue. For the three months ended March 31, 2023, cost of revenue increased to $4,066,294 from $1,369,516 for the three months ended March 31, 2022. The increase was due primarily to the inclusion of Boston Solar costs partially offset by lower sales of air purification system with corresponding decreases in cost of revenue.

Gross Profit. As a result of the foregoing, our gross profit was $1,653,076 for the three months ended March 31, 2023, compared with $182,026 for the three months ended March 31, 2022. The increase was due primarily to the inclusion of Boston Solar revenue partially offset by lower sales of air purification system.

Selling, General and Administrative Expenses (“SG&A”). Our SG&A expenses increased to $3,479,773 for the three months ended March 31, 2023, from $1,619,462 for the three months ended March 31, 2022. The increase was due primarily to the inclusion of Boston Solar operations.

Other Income (Expense). For the three months ended March 31, 2023, other expense was ($593,899), compared to other expense of ($60,337) for the three months ended March 31, 2022. The increase in other expense was primarily due to increases in interest expense and amortization of debt discounts.

Net Income (Loss). The Company’s net loss attributable to Singlepoint Inc Stockholders was ($2,186,692) compared to net loss of ($1,422,463) for the three months ended March 31, 2023, and 2022 respectively. The increase in net loss was primarily a result of higher operating and other expenses partially offset by higher gross profit.

Liquidity and Capital Resources

As of March 31, 2023, we had cash and cash equivalents of approximately $0.5 million.  To continue operations for the next 12 months we will have a cash need of approximately $4.0 million. We anticipate funding our operations for the next 12 months using available cash, cash flow generated from our operations and proceeds from this offering.  The Company plans to pay off current liabilities through sales and increasing revenue through sales of Company services and or products, or through financing activities as mentioned above, although there is no guarantee that the Company will ultimately do so. Should we not be able to fulfill our cash needs through the increase of revenue we will need to raise money through the sale of additional shares of common stock, convertible notes, debt or similar instrument(s). Our net losses and need for additional funding raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well capital raised from the sale of securities. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to maintain profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

Operating Activities

Cash used in operating activities – Net cash used in operating activities was ($538,995) for the three months ended March 31, 2023, primarily as a result of our net loss attributable to Singlepoint Inc stockholders of ($2,186,692), partially offset by a net positive change in operating assets and liabilities. Net cash used in operating activities was ($634,885) for the three months ended March 31, 2022, primarily as a result of our net loss attributable to Singlepoint Inc stockholders of ($1,422,463), partially offset by common stock issued for services in the amount of $240,000 and an increase of $442,754 in accrued expenses.

Investing Activities

Cash flow provided by (used in) investing activities – During the three months ended March 31, 2023, the Company used ($52,000) for investing activities related to cash paid for notes receivable from related party. During the three months ended March 31, 2022, the Company had no cash flow provided by or used in investing activities.

Financing Activities

Cash flow from financing activities – During the three months ended March 31, 2023, our financing activities provided cash of $523,775 primarily from proceeds from the sale of Class E Preferred Stock of $257,500, Class C Preferred Stock of $100,000, and from the issuance of convertible notes in the amount of $250,000. During the three months ended March 31, 2022, our financing activities provided cash of $563,456 primarily from proceeds from the sale of common stock.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

During the three months ended March 31, 2023, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on that evaluation, our management, including our President and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2023 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

SINGLEPOINT INC.

Dated: May 15, 2023	By:	/s/ William Ralston
William Ralston
Chief Executive Officer, Director

