Form 10-Q
period 2023-06-30
SinglePoint Inc.
filed 2023-08-14
CIK 1443611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2023

Commission File No. 000-53425

Singlepoint Inc.
(Name of small business issuer in its charter)

Nevada	26-1240905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3014 E Camelback Rd #2137

Phoenix, AZ 85016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 11, 2023, the Company had 7,239,334 outstanding shares of its common stock, par value $0.0001.

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

2

SINGLEPOINT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2023	December 31, 2022

ASSETS
CURRENT ASSETS:
Cash	$450,906	$564,242
Accounts receivable, net	2,528,315	3,034,070
Prepaid expenses	222,299	261,622
Inventory, net	3,166,455	2,481,384
Contract assets	1,054,354	404,849
Notes receivable from related party	276,956	220,456

Total Current Assets	7,699,285	6,966,623

NON-CURRENT ASSETS:
Property, net	231,751	232,873
Right of use asset	1,303,012	1,295,690
Investment, at fair value	134,376	134,376
Intangible assets, net	3,089,018	3,291,242
Goodwill	7,199,567	7,199,567

Total Assets	$19,657,009	$19,120,371

LIABILITIES, MEZZANINE AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$4,170,367	$4,797,456
Accrued expenses, including accrued officer salaries	3,141,714	1,479,656
Current portion of convertible notes payable, net of debt discount	7,321,735	6,748,396
Unearned revenue	6,816,386	4,927,240
Lease liability, current portion	294,739	272,575
Advances from related party	622,276	657,404
Accrued preferred share dividends	359,330	224,760
Current portion of notes payable, net of debt discount	2,643,738	2,464,823

Total Current Liabilities	25,370,285	21,572,310

LONG-TERM LIABILITIES:
Convertible notes payable, net of current portion and debt discount	536,992	840,474
Lease liability, net of current portion	1,007,063	1,039,207
Advances from related party, net of current portion	303,122	400,897
Long-term notes payable, net of current portion and debt discount	398,264	145,357

Total Liabilities	27,615,726	23,998,245

COMMITMENTS AND CONTINGENCIES (Note 9)
Class D convertible preferred stock, par value $0.0001; 2,000 shares authorized; 1,750 and 2,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	2,100,000	2,400,000

Class E convertible preferred stock, par value $0.0001; 5,000 shares authorized; 2,323 and 1,920 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	2,212,940	1,830,000

STOCKHOLDERS' EQUITY (DEFICIT)
Undesignated preferred stock, par value $0.0001; 19,990,000 and 19,992,500 shares authorized as of June 30, 2023, and December 31, 2022, respectively

Class A convertible preferred stock, par value $0.0001; 80,000,000 shares authorized; 0 and 75,725,981 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	-	7,573

Class B convertible preferred stock, par value $0.0001; 1,500 shares authorized; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	-	-

Class C convertible preferred stock, par value $0.0001; 1,500 shares authorized; 0 and 19 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	-	-

Common stock, par value $0.0001; 5,000,000,000 shares authorized; 1,740,939,685 and 114,127,911 shares issued and outstanding as of June 30, 2023, and December 31, 2022, respectively	174,094	11,413

Additional paid-in capital	86,478,514	85,897,315
Accumulated deficit	(98,897,502)	(95,236,339)
Total Singlepoint Inc. stockholders' deficit	(12,244,894)	(9,320,038)
Non-controlling interest	(26,763)	212,164
Total Stockholders' Equity (Deficit)	(12,271,657)	(9,107,874)

Total Liabilities, Mezzanine, and Stockholders' Equity (Deficit)	$19,657,009	$19,120,371

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

REVENUE	$8,149,480	$4,534,681	$13,868,850	$6,086,223

Cost of revenue	5,449,120	3,204,841	9,515,414	4,574,357

Gross profit	2,700,360	1,329,840	4,353,436	1,511,866

Selling, general and administrative expense ("SG&A")	3,226,357	4,522,284	6,706,130	6,141,746

LOSS FROM OPERATIONS	(525,997)	(3,192,444)	(2,352,694)	(4,629,880)

OTHER INCOME (EXPENSE):
Interest expense	(345,879)	(64,790)	(798,698)	(118,968)
Amortization of debt discounts	(129,878)	(342,294)	(305,192)	(348,453)
Other income	9,406	147,039	43,640	147,039
Loss on settlement of debt	(352,576)	-	(352,576)	-

Other expense, net	(818,927)	(260,045)	(1,412,826)	(320,382)

LOSS BEFORE INCOME TAXES	(1,344,924)	(3,452,489)	(3,765,520)	(4,950,262)

Income taxes	-	-	-	-

NET LOSS	(1,344,924)	(3,452,489)	(3,765,520)	(4,950,262)

Loss attributable to non-controlling interests	5,023	125,879	238,927	201,189

NET LOSS ATTRIBUTABLE TO SINGLEPOINT INC.	(1,339,901)	(3,326,610)	(3,526,593)	(4,749,073)

Deemed dividends - Series A Preferred shares	10,568,730	-	10,568,730	-

NET INCOME (LOSS) AVAILABLE FOR COMMON STOCKHOLDERS	$9,228,829	$(3,326,610)	$7,042,137	$(4,749,073)

Net income (loss) per share - basic	$0.01	$(0.04)	$0.01	$(0.06)
Net income (loss) per share - diluted	$0.01	$(0.04)	$0.01	$(0.06)
Weighted average shares outstanding - basic	1,448,694,787	84,951,404	787,069,367	78,205,892
Weighted average shares outstanding - diluted	1,757,476,050	84,951,404	1,095,850,630	78,205,892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(unaudited)

	Preferred Stock Class A Par Value $0.0001		Preferred Stock Class B Par Value $0.0001		Preferred Stock Class C Par Value $0.0001		Common Stock Par Value $0.0001		Additional		Non-	Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	paid-in Capital	Accumulated Deficit	controlling Interest	Equity (Deficit)

Balance, December 31, 2022	75,725,981	$7,573	-	$-	19	$-	114,127,911	$11,413	$85,897,315	$(95,236,339)	$212,164	$(9,107,874)
Issuance of common shares for cash							1,461,503	146	37,931			38,077
Issuance of common shares for acquisition expenses							633,647	63	36,055			36,118
Issuance of common shares for principal and accrued interest on notes							1,512,882	151	176,251			176,402
Conversion of preferred shares	(436,000)	(44)	-		(52)	-	14,358,648	1,436	118,608			120,000
Issuance of preferred shares	4,474,018	447	-						(447)			-
Issuance of preferred shares for cash					34	-			100,000			100,000
Accrued preferred stock dividends										(71,240)		(71,240)
Net loss										(2,186,692)	(233,904)	(2,420,596)

Balance, March 31, 2023	79,763,999	$7,976	-	$-	1	$-	132,094,591	$13,209	$86,365,713	$(97,494,271)	$(21,740)	$(11,129,113)

Issuance of common shares for cash							4,994,404	500	85,210			85,710
Conversion of preferred shares	(79,763,999)	(7,976)					1,603,850,690	160,385	27,591			180,000
Accrued preferred stock dividends					(1)	-				(63,330)		(63,330)
Net loss										(1,339,901)	(5,023)	(1,344,924)

Balance, June 30, 2023	-	$-	-	$-	-	$-	1,740,939,685	$174,094	$86,478,514	$(98,897,502)	$(26,763)	$(12,271,657)

Balance, December 31, 2021	56,353,015	$5,635	48	$-	760	$-	58,785,924	$5,879	$83,453,388	$(86,158,902)	$(944,731)	$(3,638,731)

Issuance of common shares for services							1,500,000	150	239,850			240,000
Issuance of common shares for cash							6,632,390	663	498,609			499,272
Conversion of preferred shares	(114,117)	(11)					2,852,925	285	(274)			-
Rounding adjustment in connection with reverse split												-
Net loss										(1,422,463)	(75,310)	(1,497,773)

Balance, March 31, 2022	56,238,898	$5,624	48	$-	760	$-	69,771,239	$6,977	$84,191,573	$(87,581,365)	$(1,020,041)	$(4,397,233)

Issuance of common shares for services and closing costs							9,626,000	963	870,075			871,038
Issuance of preferred shares for cash								-	1,488,000			1,488,000
Conversion of preferred shares	(130,281)	(13)	(48)	-	(478)	-	9,870,052	987	(974)			-
Issuance of common shares for convertible note							672,830	67	45,210			45,277
Accrued preferred stock dividends						-				(161,136)		(161,136)
Effect of acquisition on non-controlling interest											1,506,751	1,506,751
Net loss										(3,326,610)	(125,879)	(3,452,489)

Balance, June 30, 2022	56,108,617	$5,611	-	$-	282	$-	89,940,121	$8,994	$86,593,884	$(91,069,111)	$360,831	$(4,099,791)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30, 2023	June 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Singlepoint Inc. stockholders	$(3,526,593)	$(4,749,073)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss attributable to non-controlling interests	(238,927)	(201,189)
Common stock issued for services	36,118	1,111,038
Bad debt expense	23,826	105,040
Depreciation	162,296	85,503
Amortization of intangibles	202,224	83,094
Amortization of debt discounts	305,192	348,453
Amortization of deferred compensation	-	30,187
Goodwill impairment charge	-	28,005
Loss on settlement of debt	352,576	-
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	481,929	(222,944)
Prepaid expenses	39,323	(139,364)
Inventory	(685,071)	(109,071)
Contract assets	(649,505)	(7,311)
Accounts payable	(611,110)	935,068
Accrued expenses	1,662,058	297,527
Unearned revenue	1,889,146	560,595

NET CASH USED IN OPERATING ACTIVITIES	(556,518)	(1,844,442)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	-	(1,283,613)
Cash paid for notes receivable from related party	(56,500)	-
Cash paid for property	(51,836)	(71,966)

NET CASH USED IN INVESTING ACTIVITIES	(108,336)	(1,355,579)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	123,787	499,271
Proceeds from advances from related party	105,250	93,627
Proceeds from issuance of convertible notes	350,000	3,777,500
Payments on advances to related party	(101,229)	(145,000)
Payments on convertible notes payable	(113,904)	-
Payments on capital lease obligations	(142,619)	(64,388)
Payments on notes payable	(152,707)	(250,000)
Proceeds from sale of preferred stock - Class C	100,000	-
Proceeds from sale of preferred stock - Class E	382,940	1,488,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	551,518	5,399,010

NET CHANGE IN CASH	(113,336)	2,198,989

Cash at beginning of period	564,242	191,485

Cash at end of period	$450,906	$2,390,474

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$3,417	$32,669
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Recognition of new right of use assets and lease liabilities	$132,639	$-
Non-cash consideration given for acquisitions through issuance of common stock and notes payable	$-	$2,422,836
Original issue discount from issuance of notes payable	$-	$1,523,198
Common stock issued for conversion of debt and accrued interest	$176,402	$45,277
Conversion of preferred stock to common stock	$308,020	$24
Accrual of preferred stock dividends	$134,570	$-

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

Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2023, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As of June 30, 2023, Company had $450,906 in cash. The Company’s net loss incurred for the six months ended June 30, 2023,attributable to Singlepoint, Inc. was $3,526,593, its accumulated deficit was $98,797,502, and its working capital deficit was $17,671,000 at June 30, 2023.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our consolidated financial position as of June 30, 2023, and December 31, 2022, and the results of our consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K for the year ended December 31, 2022, and our other reports on file with the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Singlepoint, Direct Solar America, Box Pure Air, EnergyWyze, DIGS, and ShieldSaver as of June 30, 2023, and December 31, 2022, and for the three and six months ended June 30, 2023 and 2022, and the accounts of Boston Solar as of June 30, 2023, and December 31, 2022, and for the three and six months ended June 30, 2023, and the period from April 21, 2022 (acquisition date) through June 30, 2022. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Reclassifications

Certain 2022 and 2021 amounts have been reclassified to conform to the 2023 presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of ninety days or less at the time of purchase to be cash equivalents. The Company maintains deposits in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had $275,691 of deposits in excess of amounts insured by the FDIC as of June 30, 2023.

Revenues

The Company records revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” by analyzing exchanges with its customers using a five-step analysis:

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

Returns and other adjustments. The Company records an estimate for provisions of discounts, returns, allowances, customer rebates and other adjustments for each shipment, and are netted with gross sales. The Company’s discounts and customer rebates are known at the time of sale and the Company appropriately reduces net product revenues for these transactions based on the known discount and customer rebates. The Company estimates for customer returns and allowances based on estimates of historical transactions and accounts for such provisions during the same period in which the related revenues are earned. Customer discounts, returns and rebates on product revenues during the three and six months ended June 30, 2023 and 2022, are not material.

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

Accounts receivable are net of an allowance for doubtful accounts of $47,779 and $51,706 as of June 30, 2023, and December 31, 2022, respectively. During the three and six months ended June 30, 2023, the Company wrote off $1,500 and $23,826, respectively, of receivables.

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

Inventory is net of a reserve for obsolescence of $286,849 and $326,239 as of June 30, 2023, and December 31, 2022, respectively.

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

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC 815 “Derivatives and Hedging”. It provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative financial instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or other expense. Upon conversion or exercise of a derivative financial instrument, the instrument is marked to fair value at the conversion date and is reclassified to equity. The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of notes redemption.

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

Net Income (loss) Per Common Share

Basic net income (loss) per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents.

The Company’s potentially dilutive securities, which include common shares issuable under certain preferred shares classes and convertible notes, and warrants, have been included in the computation of diluted net income per share for the three and six-month periods ended June 30, 2023. Diluted net income per share, for the three and six-month periods ending June 30, 2023, was calculated by dividing the net income by the weighted-average number of common shares outstanding for the period determined using the treasury-stock method and the if-converted method.

For the three and six-month periods ending June 30, 2022, the potentially dilutive securities were excluded from the computation of diluted loss per share as the effect would be to reduce the net loss per common share. Therefore, the weighted-average common stock outstanding is used to calculate both basic and diluted net loss per share for the three and six-months periods ending June 30, 2022.

A reconciliation of the weighted average shares outstanding used in basic and diluted earnings per share computation is as follows:

	Three months Ended June 30,		Six months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) available for common stockholders	$9,228,829	$(3,326,610)	$7,042,137	$(4,749,073)
Denominator:
Weighted-average shares to compute basic earnings per share	1,448,694,787	84,951,404	787,069,367	78,205,892
Class D preferred stock, including preferred dividends	110,214,757	-	110,214,757	-
Class E preferred stock, including preferred dividends	145,901,942	-	145,901,942	-
Convertible notes	48,535,473	-	48,535,473	-
Warrants	4,129,091	-	4,129,091	-
Weighted-average shares to compute diluted earnings per share	1,757,476,050	84,951,404	1,095,850,630	78,205,892

Income (loss) per share:
Basic	$0.01	$(0.04)	$0.01	$(0.06)
Diluted	$0.01	$(0.04)	$0.01	$(0.06)

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

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 requires immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. ASU 2016-13 is effective for the Company’s fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of ASU 2016-13 had no material impact on the Company’s consolidated financial statements for the interim period ended June 30, 2023.

Subsequent Events

Other than the events described in Note 11, there were no subsequent events that required recognition or disclosure. The Company evaluated subsequent events through the date the consolidated financial statements were issued and filed with the SEC.

NOTE 3 – CONTRACT ASSETS

Deferred costs and estimated earnings and billings on uncompleted contracts consist of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Deferred costs	$404,849	$311,911
Estimated earnings	-	-
Total deferred costs and estimated earnings	404,849	311,911
Add: billings to date	649,505	92,938
Deferred costs and costs and estimated earnings in excess of related billings on uncompleted contracts	$1,054,354	$404,849

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

Revenue of $13,362,071 and net loss of ($866,784) related to Boston Solar are included in the Company’s consolidated statement of operations for the six-months ended June 30, 2023. These results are prior to consideration for non-controlling interest.

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

	Three months Ended June 30,
	2023	2022
Revenue, net	$8,149,480	$5,333,803
Net loss	$(1,339,901)	$(3,348,902)

Goodwill

The following table presents details of the Company’s goodwill as of June 30, 2023, and December 31, 2022:

	Boston Solar	Box Pure Air	Total
Balances at December 31, 2022:	$6,785,416	$414,151	$7,199,567
Aggregate goodwill acquired	-	-	-
Impairment losses	-	-	-
Balances at June 30, 2023	$6,785,416	$414,151	$7,199,567

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

Intangible Assets

The following table presents details of the Company’s intangible assets (excluding goodwill) as of June 30, 2023 and December 31, 2022:

	IP/ Technology	Tradename Trademarks	Non- Competes	Total
Balances at December 31, 2022:	$394,984	$2,801,290	$94,968	$3,291,242
Intangibles acquired	-	-	-	-
Less: Amortization	31,284	150,408	20,532	202,224
Balances at June 30, 2023	$363,700	$2,650,882	$74,436	$3,089,018

Estimated amortization expense:

Year Ending
December 31,
2023 (Remainder)	$202,224
2024	404,448
2025	376,224
2026	363,384
2027	363,384
Thereafter	1,379,354
Total	$3,089,018

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

NOTE 5 - NOTES PAYABLE

Notes Payable

Seller Note Payable. On April 21, 2022 the Company entered into an unsecured note payable with a former owner of Boston Solar as part of the Boston Solar acquisition. The face value of the note is $1,000,000 with no stated interest. Principal payments are due as follows: $250,000 due October 31, 2022, $250,000 due April 30, 2023, and $500,000 due October 31, 2023. The fair value of the note was determined to be $897,306 at the date of acquisition with the difference between the stated value and the fair value being amortized to interest expense over the 18-month period. At June 30, 2023, all of the remaining balance, $739,918 is included in current portion of notes payable.

Note Purchase Agreement. In July 2021, the Company entered into a note purchase agreement with Bucktown Capital LLC (“BCL”) whereby the Company agreed to issue and sell to BCL a promissory note in the principal amount of $1,580,000 (the “Note”). The Note bears interest at the rate of Eight Percent (8%) per annum, and provides that for the calendar quarter beginning on January 1, 2022 and continuing for each calendar quarter thereafter until the Note is paid in full, the Company will make quarterly cash payments to BCL equal to $250,000. The Company may choose the frequency and amount of each payment (subject to a minimum payment of $50,000) during each applicable quarter so long as the aggregate amount paid during each quarter is equal to $250,000. The Note matures in July 2023. The Note contains the following covenants: (i) Company will timely file on the applicable deadline all reports required to be filed with the SEC pursuant to Sections 13 or 15(d) of the 1934 Act, and will take all reasonable action under its control to ensure that adequate current public information with respect to Company, as required in accordance with Rule 144 of the 1933 Act, is publicly available, and will not terminate its status as an issuer required to file reports under the 1934 Act even if the 1934 Act or the rules and regulations thereunder would permit such termination; (ii) the common stock shall be listed or quoted for trading on any of (a) NYSE, (b) NASDAQ, (c) OTCQX, (d) OTCQB, or (e) OTC Pink; (iii) trading in Company’s common stock will not be suspended, halted, chilled, frozen, reach zero bid or otherwise cease trading on Company’s principal trading market for more than two (2) consecutive Trading Days; and (iv) Company will not enter into any financing transaction with John Kirkland or any of his affiliated entities. The Note is not convertible into any securities of the Company. At June 30, 2023, all of the remaining balance, $1,178,512, is included in current portion of notes payable. Additionally, at June 30, 2023, there has been no Liquidity Event and there have been no default provisions exercised.

OID Purchase Agreement. On October 25, 2022, the Company entered a securities purchase agreement (the “OID Purchase Agreement”) with 622 Capital, LLC (“622 Capital”), whereby 622 Capital purchased from the Company, and the Company issued, (i) an aggregate principal amount of $600,000 of 20% original issue discount senior notes (each, a “Note” and collectively, the “Notes”), and (ii) 2,620,545 shares of common stock, par value $0.0001 per share, of the Company. Each Note was designated as a 20% Original Issue Discount Senior Note due the earlier of January 21, 2023 or upon the occurrence of the Liquidity Event (as defined in the Note). If the Notes remain outstanding after the Maturity Date or an Event of Default (each as defined in the Note), then the Notes are subject to an interest rate of 15% per annum, provided that if (x) the Liquidity Event occurs on or prior to January 21, 2023 and (y) the Company pays the outstanding principal of the Notes to the holder, then such interest will be waived retroactive to the date of the first issuance of the Notes (the “Original Issue Date”). Upon an Event of Default, the sum of the outstanding principal amount of the Notes and any accrued and unpaid interest thereon shall become, at the election of the holder of the Notes, immediately due and payable in cash. The Company shall have the option to prepay the Notes at any time after the Original Issue Date prior to or on the Maturity Date at an amount equal to the sum of the outstanding principal amount of the Notes and any accrued and unpaid interest thereon, without any prepayment premium or penalty.  At June 30, 2023 all of the note, $600,000, is included in current portion of notes payable.

SBA Loan. In May 2020, the Company received loan proceeds of $150,000 under the SBA’s Economic Injury Disaster Loan program (“EIDL”). The EIDL dated May 22, 2020, bears interest at 3.75%, has a 30-year term, is secured by substantially all assets of the Company, and is due in monthly installments of $731 beginning May 1, 2021. At June 30, 2023, $27,778 is included in current portion of notes payable and $122,222 is included in long-term notes payable.

Settlement and Release Agreement.  In March 2023, Boston Solar entered into a settlement and release with a third party in which Boston Solar agreed to make payments totaling $500,000 over a 30-month period.  Payments totaling $150,000 were made during the three months ended June 30, 2023. At June 30, 2023, $90,000 is included in current portion of notes payable and $260,000 is included in long-term notes payable.

Convertible Notes Payable

Purchase Agreement. On April 21, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Cameron Bridge LLC, Target Capital LLC, and Walleye Opportunities Master Fund Ltd. (collectively the “Investors”), whereby the Investors purchased from the Company, and the Company issued, an aggregate principal amount of $4,885,353 of 15% original issue discount convertible promissory notes (each, a “Note” and collectively, the “Notes”), and (ii) warrants to purchase shares of common stock of the Company (each, a “Warrant” and collectively, the “Warrants”). Pursuant to the terms of the Purchase Agreement the Company (and or Boston Solar) also entered into the following agreements (also collectively referred to as the “Transaction Documents”): Registration Rights Agreement, Assignment of Boston Solar Membership Interest, Guarantor Security Agreement, Guaranty, and Pledge and Escrow Agreement. In order to secure the full and timely payment and performance of all of the Company’s obligations to the Investors under the Transaction Documents, the Company agreed to transfer, pledge, assign, and grant to the Investors a continuing lien and security interest in all right, title and interest of the Company’s 80.1% of the issued and outstanding Membership Interests of Boston Solar. Boston Solar guaranteed the obligations of the Company under the Notes and granted the Investors a security interest in and pledged its assets as collateral for the Notes, in the event of a default on the terms of the Notes. The Company agreed that it will prepare and, as soon as practicable, but in no event later than the Filing Deadline (as defined below), file with the SEC a registration statement; registering for resale (a) at least the number of shares of common stock equal to 125% of the sum of the maximum number of shares of common stock issuable upon conversion of the Notes at the initial conversion price thereof, and (b) 100% of the Warrant Shares (the “Initial Required Registration Amount”). The Registration Statement filed hereunder shall be on Form S-1 in connection with the Liquidity Event. “Liquidity Event” means a public offering of common stock (or units consisting of common stock and warrants to purchase common stock), resulting in the listing for trading of the common stock on the NYSE American, the Nasdaq Capital Market, the Nasdaq Global Market, the Nasdaq Global Select Market, or the New York Stock Exchange (or any successors to any of the foregoing). “Filing Deadline” means: (i) with respect to the Initial Registration Statement, the earlier of (a) the date that a Registration Statement is filed in connection with the Liquidity Event and (b) 180 days. Each Note was designated as a 15% Convertible Promissory Note due the earlier of January 21, 2023 or upon the occurrence of the Liquidity Event. Upon an Event of Default, interest on the Notes immediately accrues thereafter at a rate equal to 18% per annum which shall be paid in cash monthly until the Default is cured. The Company shall have the option to prepay the Notes at any time after the Original Issue Date prior to or on the Maturity Date at an amount equal to 120% of the Prepayment Amount. Upon or following the occurrence of a Liquidity Event or an Event of Default, at the option of the holder, the Notes are convertible into Conversion Shares. The number of Conversion Shares to be issued upon each conversion is determined by dividing the Conversion Amount by the applicable Conversion Price then in effect, if the holder does not exercise its option to convert this Note upon or following the occurrence of a Liquidity Event, the Company shall be required to pay the amounts owing thereunder on the Liquidity Date in cash, as required therein. The Company shall not affect any conversion of the Notes, and a holder shall not have the right to convert any portion of the Notes, to the extent that after giving effect to the conversion, the holder (together with the holder’s Affiliates, and any other Persons acting as a group together with the Holder or any of the holder’s Affiliates would beneficially own in excess of 4.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion thereof. The holder, upon notice to the Company, may increase or decrease such percentage, but in no event shall it exceed 9.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Note held by the holder. At June 30, 2023 all of the note, $4,882,353, is included in current portion of convertible notes payable. Additionally, at June 30, 2023, there has been no Liquidity Event, there have been no default provisions exercised, and no warrants have been issued.

Seller Note Payable in Shares. On April 21, 2022, the Company issued an unsecured 36-month seller note to the chief executive officer of Boston Solar in the amount of $1,940,423 payable in shares of the Company’s common stock based on the VWAP of the Company’s common stock over the 60 trading days prior to April 21, 2022. The payments begin six months after April 21, 2022 and are paid quarterly over 30 months. The fair value of the note was determined to be $1,252,272. The difference between the stated value and the fair value is being amortized to interest expense over the 36-month period. At June 30, 2023, $811,271 is included in current portion of convertible notes payable, and $536,992 is included in long-term portion of convertible notes payable.

Seller Convertible Note. On April 21, 2022, the Company issued an unsecured convertible note of $976,016 to the chief executive officer of Boston Solar, payable in cash or in shares of the Company’s common stock at the holder’s option at a 20% discount to the market based on a predetermined formula. The stated interest rate on the note is 12.5%. The fair value of the note on April 21, 2022, was determined to be $1,378,111, a premium of $409,095. The note is due June 30, 2023. At June 30, 2023, all of the note, $1,378,111, is included in current portion of convertible notes payable.

Promissory Note.  On February 7, 2023, the Company entered into a securities purchase agreement providing for the issuance of a Convertible Promissory Note (“Promissory Note”) in the principal amount of $284,760, with an original issue discount of $30,510.  A one-time interest charge of twelve percent (12%) was applied on the issuance date to the principal ($284,760 *.12 = $34,171). Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in ten (10) payments each in the amount of $31,893 (a total payback to the holder of $318,931). The first payment was paid March 30, 2023, with nine (9) subsequent payments due each month thereafter. If an event of default occurs and the holder exercises the option to convert, the conversion price (the “Conversion Price”) shall mean 75% multiplied by the lowest trading price for the common stock during the ten (10) trading days prior to the conversion date (representing a discount rate of 25%) (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). At June 30, 2023, all of the note balance, $150,000, is included in current portion of convertible notes payable.

Promissory Note 2.  On June 26, 2023, the Company entered into a securities purchase agreement providing for the issuance of a Convertible Promissory Note (“Promissory Note 2”) in the principal amount of $118,650, with an original issue discount of $13,640.  A one-time interest charge of twelve percent (12%) was applied on the issuance date to the principal ($118,650 *.12 = $14,238). Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in nine (9) payments each in the amount of $14,765 (a total payback to the holder of $132,888). The first payment is due July 30, 2023, with eight (8) subsequent payments due each month thereafter. If an event of default occurs and the holder exercises the option to convert, the conversion price (the “Conversion Price”) shall mean 75% multiplied by the lowest trading price for the common stock during the ten (10) trading days prior to the conversion date (representing a discount rate of 25%) (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). At June 30, 2023, all of the note balance, $100,000, is included in current portion of convertible notes payable.

As of June 30, 2023, the Company was in compliance with all covenants of its debt agreements, with the exception for the Other convertible note that is currently in default and included in current portion of convertible notes payable, and the Note Purchase Agreement, the Purchase Agreements and the Seller Convertible notes which are past maturity. These notes are past maturity and the Company is working with the investors. No default provision options have been exercised to date and no warrants have been issued.

NOTE 6 – LEASES

Boston Solar was acquired on April 21, 2022 and has fixed rate non-cancelable operating lease agreements for office, warehouse, and parking real estate, vehicles, and tools. The monthly operating lease payments for real estate are from $4,372 to $18,466 and end September 2027. Vehicle leases range from $594 to $1,241 per month, and their end dates from December 2023 to September 2026. Tools lease payments are $1,285 per month and end March 2027. Total lease expense for the six months ended September 30, 2022 was $194,358. At April 21, 2022, as part of the acquisition, the Company recognized initial ROU assets and lease liabilities related to Boston Solar of $1,400,278 and $(1,400,278), respectively.

Future minimum lease payments are as follows:

Year Ending
December 31
2023 (remainder)	$194,360
2024	376,080
2025	372,094
2026	343,524
2027	219,364
Thereafter	-
Total	1,505,422
Less: Interest	(203,620)
Present value of lease liabilities	1,301,802
Less: Current portion	(294,739)
Lease liability, net of current portion	$1,007,063

NOTE 7 - STOCKHOLDERS’ EQUITY

Class A Convertible Preferred Shares

As of June 30, 2023, and December 31, 2022, the Company had authorized 80,000,000 shares of Class A Convertible Preferred Stock (“Class A Stock”) with $0.0001 par value per share, of which 0 and 75,725,981 shares were issued and outstanding as of June 30, 2023, and December 31, 2022, respectively. Each share of Class A Stock is convertible at any time into 25 shares of common stock. No dividends are payable unless declared by the Board of Directors. On April 17, 2023, all of the outstanding Class A Stock was converted into common stock at a ratio of one share of Class A Stock into 20 shares of common stock.  The reduction in the per-share ratio of 25 shares of common stock to 20 shares resulted in a deemed dividend credit, which is reflected in Net Income Available for Common Stockholders.

Class B Convertible Preferred Stock

As of  June 30, 2023, and December 31, 2022, the Company had authorized 1,500 shares of Class B Preferred Stock, $0.0001 par value per share, of which 0 shares were issued and outstanding as of June 30, 2023, and December 31, 2022.

Class C Convertible Preferred Stock

As of June 30, 2023, and December 31, 2022, the Company had authorized 1,500 shares of Class C Preferred Stock, of which 0 and 19 shares were issued and outstanding as of June 30, 2023 and December 31, 2022, respectively. The Company has the right to redeem the Class C Preferred Stock, in accordance with the terms stated by the Certificate of Designation. The Company shall pay a dividend of three percent (3%) per annum on the Class C Preferred Stock. Dividends shall be paid quarterly, and at the Company’s discretion, in cash or Class C Preferred Stock calculated at the purchase price. The Stated Value (as defined by the Certificate of Designation) of the Class C Preferred Stock is $1,200 per share. On June 8, 2022, the Company amended the conversion rights so that each share of the Class C Preferred Stock is convertible, at any time and from time to time from and after the issuance at the option of the Holder thereof, into that number of shares of common stock (subject to Beneficial Ownership Limitations) determined by dividing the Stated Value of such share by the lesser of (a) $0.1055; and (b) where applicable, a fixed price equaling one hundred percent (100%) of the lowest traded volume weighted average price (“VWAP”) for the fifteen (15) trading days preceding a conversion.

Class D Convertible Preferred Shares

As of June 30, 2023, and December 31, 2022, the Company had authorized 2,000 shares of  Class D Preferred Stock, of which 1,750 and 2,000 shares were issued and outstanding as of June 30, 2023, and December 31, 2022, respectively. The Company has the right to redeem the Class D Preferred Stock, in accordance with the terms stated by the Certificate of Designation. The Company shall pay a dividend of three percent (3%) per annum on the Class D Preferred Stock. Dividends shall be paid quarterly, and at the Company’s discretion, in cash or Class D Preferred Stock calculated at the purchase price. The Stated Value of the Class D Preferred Stock is $1,200 per share. On June 8, 2022, the Company amended the conversion rights so that each share of the Class D Preferred Stock is convertible, at any time and from time to time from and after the issuance at the option of the Holder thereof, into that number of shares of common stock (subject to Beneficial Ownership Limitations) determined by dividing the Stated Value of such share by (a) $0.1055; and (b) where applicable, a fixed price equaling one hundred percent (100%) of the lowest traded VWAP for the fifteen (15) trading days preceding a conversion.

Class E Convertible Preferred Shares

As of June 30, 2023, and December 31, 2022, the Company had authorized 5,000 and 2,500 shares, respectively, of  Class E Preferred Stock, of which 2,323 and 1,920 shares were issued and outstanding as of June 30, 2023, and December 31, 2022, respectively.  On April 7, 2022, the Company entered a Securities Purchase Agreement (the “GHS Purchase Agreement”) with GHS Investments, LLC (“GHS”), whereby GHS agreed to purchase, in three separate tranches, up to $1.5 million of the Company’s Class E Preferred Stock. The first tranche (the “Initial Closing Date”), which closed upon execution of the GHS Purchase Agreement, was for the purchase 707 shares of Class E Preferred Stock for $707,000. The second tranche, which closed 30 days after the Initial Closing Date, was for the purchase of 500 shares of Class E Preferred Stock for $500,000, and the third tranche, which closed approximately 60 days following the Initial Closing Date, was for the purchase of 293 shares of Class E Preferred Stock for $293,000. In addition, the Company issued to GHS (i) an additional 50 shares of Class E Preferred Stock on the Initial Closing Date as an equity incentive and (ii) warrants to purchase 4,129,091 shares of the Company’s common stock at an exercise price of $0.11 per share for a period of five years. On November 3, 2022, the Company entered a Securities Purchase Agreement (the “Purchase Agreement”) with GHS, whereby GHS agreed to purchase 350 shares of the Company’s Class E Preferred Stock in two equal tranches of $175,000. The first tranche (the “Initial Closing Date”), occurred promptly upon execution of the Purchase Agreement, was the purchase of 175 shares of Class E Preferred Stock for $175,000. The second tranche, scheduled for 15 trading days following the Initial Closing Date, upon satisfaction of the applicable deliveries and closing conditions set forth in the Purchase Agreement, was the purchase of 175 shares of Class E Preferred Stock for $175,000. In addition, the Company issued GHS ten shares of Class E Preferred Stock upon the Initial Closing Date as an equity incentive and agreed to issue ten shares of Class E Preferred Stock upon the closing of the second tranche as an equity incentive. The Company has the right to redeem the Class E Preferred Stock, in accordance with the terms stated by the Certificate of Designation. On January 13, 2023, the Company entered a Securities Purchase Agreement (the “Purchase Agreement”) with GHS Investments, LLC (“GHS”), whereby GHS agreed to purchase up to Seven Hundred Fifty (750) shares of the Company’s Class E Convertible Preferred Stock (the “Class E Preferred Stock”).  Upon the execution of the Purchase Agreement, the Company agreed to sell, and GHS agreed to purchase, one hundred (100) shares of Class E Preferred Stock at price of $1,000 per share of Class E Preferred Stock.  Upon the terms and subject to the conditions set forth in the Purchase Agreement, upon satisfaction of the applicable deliveries and closing conditions, the Company agreed to sell, and GHS agreed to purchase, upon a mutually agreed upon date determined by the Company and GHS, three Additional Closings (as defined in the Purchase Agreement), each for the purchase of up-to two hundred and fifty (250) shares of Class E Preferred Stock at price of $1,000 per share of Class E Preferred Stock.  In addition, the Company issued GHS twenty-five shares of Class E Preferred Stock upon the Initial Closing Date as an equity incentive. During the six months ended June 30, 2023, the Company issued 403 shares of Class E Preferred Stock.

The Company shall pay a dividend of eight percent (8%) per annum on the Class E Preferred Stock. Dividends shall be paid quarterly, and at the Company’s discretion, in cash or Class E Preferred Stock calculated at the purchase price. The Stated Value of the Class E Preferred Stock is $1,200 per share. The Class E Preferred Stock will vote together with the common stock on an as-converted basis subject to the Beneficial Ownership Limitations (as set forth in the Certificate of Designation).The conversion price (the “Conversion Price”) for the Class E Preferred Stock is the amount equal to the lower of (1) a fixed price equaling the closing price of the common stock on the trading day immediately preceding the date of the GHS Purchase Agreement, and (2) 100% of the lowest VWAP of the Company’s common stock during the fifteen (15) trading days immediately preceding, but not including, the Conversion Date.

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

Undesignated Preferred Shares

As of June 30, 2023, and December 31, 2022, a total of 19,990,000 and 19,992,500 shares, respectively, of preferred stock remains undesignated and unissued.

Common Stock

As of June 30, 2023, and December 31, 2022, the Company’s authorized common stock was 5,000,000,000 shares, at $0.0001 par value per share, with 1,740,939,685 and 114,127,911 shares issued and outstanding, respectively.

Equity Financing and Registration Rights Agreements

On January 26, 2023 (the “Effective Date”), the Company entered into an equity financing agreement (the “Equity Financing Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with GHS Investments LLC (“GHS”) pursuant to which GHS shall purchase from the Company, up to that number of shares of common stock of the Company (the “Shares”) having an aggregate Purchase Price of Ten Million Dollars ($10,000,000), subject to certain limitations and conditions set forth in the Equity Financing Agreement from time to time over the course of twenty four (24) months after an effective registration of the Shares with the SEC pursuant to the Registration Rights Agreement, is declared effective by the SEC (the “Contract Period”).

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

The Registration Rights Agreement provides that the Company shall (i) use its best efforts to file with the SEC the Registration Statement within 30 days of the date of the Registration Rights Agreement; and (ii) have the Registration Statement declared effective by the SEC within 30 days after the date the Registration Statement is filed with the SEC, but in no event more than 90 days after the Registration Statement is filed.

Shares issued during the three months ended June 30, 2023

On April 10, 2023, the Company issued 2,191,561 shares of common stock pursuant to the Equity Financing Agreement.

On April 17, 2023, the Company issued 542,373,300 shares of common stock to a former officer and related family members in exchange for conversion of 27,118,665 shares of Class A Preferred Stock.

On April 17, 2023, the Company issued 387,265,700 shares and 243,500,000 shares of common stock to the Chief Executive Officer and Chief Financial Officer, respectively, in exchange for conversion of 19,363,285 shares and 12,175,000 shares of Class A Preferred Stock, respectively.

On April 17, 2023, the Company issued 211,420,000 shares of common stock to a member of the board of directors in exchange for 10,571,000 shares of Class A Preferred Stock.

On April 17, 2023, the Company issued 210,720,980 shares of common stock in exchange for 10,536,049 shares of Class A Preferred Stock.

On April 24, 2023, the Company issued 2,802,843 shares of common stock pursuant to the Equity Financing Agreement.

On April 28, 2023, the Company issued 128 shares of Class E Preferred Stock for cash.

On June 1, 2023, the Company issued 2,479,339 shares of common stock in exchange for 50 shares of Class D Preferred Stock.

On June 29, 2023, the Company issued 6,091,371 shares of common stock in exchange for 100 shares of Class D Preferred Stock.

NOTE 8 - RELATED PARTY TRANSACTIONS

Accrued Officer Compensation

As of June 30, 2023, and December 31, 2022, a total of $243,286 and $38,880, respectively, was accrued for unpaid officer wages due the Company’s CEO, and CFO/President under their respective employment agreements.

Other

On April 17, 2023, the Company issued 542,373,300 shares of common stock to a former officer and related family members in exchange for conversion of 27,118,665 shares of Class A Preferred Stock.

On April 17, 2023, the Company issued 387,265,700 shares and 243,500,000 shares of common stock to the Chief Executive Officer and Chief Financial Officer, respectively, in exchange for conversion of 19,363,285 shares and 12,175,000 shares of Class A Preferred Stock, respectively.

On April 17, 2023, the Company issued 211,420,000 shares of common stock to a member of the board of directors in exchange for 10,571,000 shares of Class A Preferred Stock.

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

NOTE 10 - REVENUE CLASSES AND CONCENTRATIONS

Selected financial information for the Company’s operating revenue for disaggregated revenue purposes are as follows:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Revenue by product/service lines:

Retail	$479,830	$2,024,011
Distribution	1,845	2,649
Services	13,387,175	4,059,563
Total	$13,868,850	$6,086,223

Revenue by subsidiary:

Singlepoint (parent company)	$10,699	$15,060
Boston Solar	13,362,072	3,839,773
Box Pure Air	467,635	2,005,860
Direct Solar America	10,800	108,386
DIGS	3,341	5,741
Energy Wyze	14,303	111,403
Total	$13,868,850	$6,086,223

No customer comprised 10% or greater of the Company’s revenue for the six months ended June 30, 2023. One customer comprised 24% of the Company’s revenue for the six months ended June 30, 2022.

NOTE 11 - SUBSEQUENT EVENTS

On July 20, 2023, the Company effected a 1 for 400 reverse stock split of its common stock. At the effective time of the reverse stock split, every 400 shares of issued and outstanding common stock were converted into one (1) share of issued and outstanding common stock. The number of authorized shares and the par value per share of the common stock and the number of authorized or issued and outstanding shares of the Company’s preferred stock remained unchanged.

On April 21, 2022 the Company issued an unsecured promissory note (the "Note") in the aggregate principal amount of $1,000,000  to Romain Strecker ("Strecker") as part of the acquisition of his interests in The Boston Solar Company LLC. Principal payments were due as follows: $250,000 due October 21, 2022, $250,000 due April 30, 2023 and $500,000 due October 31, 2023. On August 9, Strecker filed a Motion for Summary Judgement in Lieu of Complaint (the "Motion") seeking an order that the entire balance of the Note and associated expenses with collection of the note are due. The Company intends to oppose the Motion. It also has and will continue to pursue resolutions, including conversion of the principal into equity with the Noteholder to satisfy the obligation.

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

Overview

We are focused on providing renewable energy solutions and energy-efficient applications to drive better health and living. We conduct our solar operations primarily through our Boston Solar subsidiary and we conduct our air purification operations through our Box Pure Air subsidiary. We also have ownership interests in businesses we consider not to be core to our overall operations. The Company plans to expand its footprint and market share in the residential solar, small commercial solar and indoor air purification business through acquisition and organic internal growth. We strive to create long-term value for our stockholders by increasing market penetration for our subsidiaries, growing revenue and improving cash flow. The Company is actively looking for and executing strategic initiatives to sell, partner with or spin-off other non-renewable energy related assets.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 with the Three Months Ended June 30, 2022

Revenue. For the three months ended June 30, 2023, we generated revenue of $8,149,480 as compared to $4,534,681 for the three months ended June 30, 2022. The increase in revenue was due primarily to the inclusion of a full quarter of Boston Solar revenue partially offset by lower sales of air purification system.

Cost of Revenue. For the three months ended June 30, 2023, cost of revenue increased to $5,449,120 from $3,204,841 for the three months ended June 30, 2022. The increase was due primarily to the inclusion of a full quarter of Boston Solar costs partially offset by lower sales of air purification system with corresponding decreases in cost of revenue.

Gross Profit. As a result of the foregoing, our gross profit was $2,700,360 for the three months ended June 30, 2023, compared with $1,329,840 for the three months ended June 30, 2022. The increase was due primarily to the inclusion of a full quarter of Boston Solar revenue partially offset by lower sales of air purification system.

Selling, General and Administrative Expenses (“SG&A”). Our SG&A expenses decreased to $3,226,357 for the three months ended June 30, 2023, from $4,522,284 for the three months ended June 30, 2022. The decrease was due primarily to lower operational, legal and other professional costs.

Other Income (Expense). For the three months ended June 30, 2023, other expense was ($818,927), compared to other expense of ($260,045) for the three months ended June 30, 2022. The increase in other expense was primarily due to a loss on settlement of debt primarily related to a settlement agreement entered into by Boston Solar.

Net Income (Loss). The Company’s net loss attributable to Singlepoint Inc was ($1,339,901) compared to net loss of ($3,326,610) for the three months ended June 30, 2023, and 2022 respectively. The decrease in net loss was primarily a result of higher revenues and lower operating expenses.

Comparison of the Six Months Ended June 30, 2023 with the Six Months Ended June 30, 2022

Revenue. For the six months ended June 30, 2023, we generated revenue of $13,868,850 as compared to $6,086,223 for the six months ended June 30, 2022. The increase of revenue was due primarily to the inclusion of Boston Solar revenues for six months in the 2023 period compared to a little over two months in the 2022 period.

Cost of Revenue. For the six months ended June 30, 2023, cost of revenue increased to $9,515,414 from $4,574,357 for the six months ended June 30, 2022. The increase was mainly due to inclusion of Boston Solar costs for six months in the 2023 period compared to a little over two months in the 2022 period.

Gross Profit. As a result of the foregoing, our gross profit was $4,353,436 for the six months ended June 30, 2023, compared with $1,511,866 for the six months ended June 30, 2022. The increase was due primarily to the inclusion of Boston Solar revenues and costs for a full six months in the 2023 period compared to a little over two months in the 2022 period.

Selling, General and Administrative Expenses. Our general and administrative expenses increased to $6,706,130 for the six months ended June 30, 2023 from $6,141,746 for the six months ended June 30, 2022. The increase was primarily due to inclusion of Boston Solar expenses for six months in the 2023 period compared to a little over two months in the 2022 period, partially offset by lower operational, legal and other professional costs.

Other Income (Expense). For the six months ended June 30, 2023, other expense was ($1,412,826), compared to other expenses of ($320,382) for the six months ended June 30, 2022. The increase in other expenses was primarily due to higher interest expense and a loss on settlement of debt.

Net Loss. The Company’s net loss attributable to Singlepoint Inc was ($3,526,593) and ($4,749,073) for the six months ended June 30, 2023 and 2022, respectively. The decrease in net loss was primarily due to higher revenues and lower operating costs.

Liquidity and Capital Resources

As of June 30, 2023, we had cash and cash equivalents of approximately $0.5 million.  To continue operations for the next 12 months we will have a cash need of approximately $4.0 million. We anticipate funding our operations for the next 12 months using available cash, cash flow generated from our operations and proceeds from equity and debt financing.  The Company plans to pay off current liabilities through sales and increasing revenue through sales of Company services and or products, or through financing activities as mentioned above, although there is no guarantee that the Company will ultimately do so. Should we not be able to fulfill our cash needs through the increase of revenue we will need to raise money through the sale of additional shares of common stock, convertible notes, debt or similar instrument(s). Our net losses and need for additional funding raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well capital raised from the sale of securities. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to maintain profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

Operating Activities

Cash used in operating activities – Net cash used in operating activities was ($556,518) for the six months ended June 30, 2023, primarily as a result of our net loss attributable to Singlepoint Inc stockholders of ($3,426,593), partially offset by a net positive change in operating assets and liabilities. Net cash used in operating activities was ($1,844,442) for the six months ended June 30, 2022, primarily as a result of our net loss attributable to Singlepoint Inc stockholders of ($4,749,073), partially offset by non-cash expenses and positive changes in operating assets and liabilities

Investing Activities

Cash flow provided by (used in) investing activities – During the six months ended June 30, 2023, the Company used ($108,336) for investing activities related to cash paid for notes receivable from related party and for property. The Company used ($1,355,579) in investing activities during the six months ended June 30, 2022, primarily for the acquisition of Boston Solar.

Financing Activities

Cash flow from financing activities – During the six months ended June 30, 2023, our financing activities provided cash of $551,518 primarily from the issuance of convertible debt and preferred stock. During the six months ended June 30, 2022, our financing activities provided cash of $5,399,010, primarily from the issuance of debt and preferred stock.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

During the three months ended June 30, 2023, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based on that evaluation, our management, including our President and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2023 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2023, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

SINGLEPOINT INC.

Dated: August 14, 2023	By:	/s/ William Ralston
William Ralston
Chief Executive Officer, Director

