Form 10-K
period 2023-12-31
SinglePoint Inc.
filed 2024-07-19
CIK 1443611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

(888) 682-7464

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
COMMON STOCK, $0.0001	SING	Cboe BZX Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of the common equity, as of the last business day of the registrants most recently completed second fiscal quarter was $37,778,391.

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 4, 2024, the Company had 23,795,626 outstanding shares of its common stock, par value $0.0001.

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

2

Item 1. Business

Our Company

Singlepoint Inc. (“we,” “us,” “our,” “Singlepoint” or “the Company”) is a diversified holding company principally engaged through its subsidiaries in providing renewable energy solutions and energy-efficient applications to drive better health and living. Our primary focus is sustainability by providing an integrated solar energy solution for our customers and clean environment solutions through our air purification business. We conduct our solar operations primarily through our subsidiary, The Boston Solar Company LLC (“Boston Solar”), in which we hold an 80.1%  (100% as of January 1 2024), equity interest.

We conduct our air purification operations through Box Pure Air, LLC (“Box Pure Air”), in which we hold a 100% equity interest.

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

Our Core Businesses

Solar Operations

Boston Solar.  Boston Solar is dedicated to providing superior products, exceptional customer service, and high-quality workmanship in residential, commercial and industrial installations. Boston Solar has installed more than 6,000 residential and commercial solar systems powering thousands of homes and businesses in New England (predominantly in Massachusetts), since its founding in 2011. It has been honored with the 2020 Guildmaster Award from GuildQuality for demonstrating exceptional customer service within the residential construction industry. For five consecutive years, Boston Solar has been recognized as a Top Solar Contractor by Solar Power World magazine. Boston Solar has also made Boston Business Journal’s “Largest Clean Energy Companies in Massachusetts” List. Boston Solar is a member of Solar Energy Business Association of New England (“SEBANE”). We acquired 80.1% of Boston Solar on April 21, 2022. Boston Solar is headquartered in Massachusetts. The Company is continually analyzing strategies for Boston Solar to optimize growth, synergies and operational efficiencies within the region serviced by Boston Solar.

Air Purification Operations

Box Pure Air.  Box Pure Air is a distributor of industrial grade high-efficiency air purification products designed and manufactured for schools and commercial buildings. The company is pursuing additional products to leverage its sales network that are designed to increase safety and security in these locations. Box Pure Air strives to help businesses and consumers create a safe and healthy environment. The products we sell are engineered and designed to exceed the national standards of indoor air quality by following CDC requirements for air ventilation utilizing HEPA certified filters and incorporating proven antimicrobial technologies. Box Pure Air primarily sells and distributes AirBox Air Purifier product line (“Airbox”), an industrial and commercial grade suite of products developed by clean-room technologists that are primarily hand-built in the United States. The Airbox line products combine high-proficiency air filtration with clean-lined, modern design and style. The Airbox purifier delivers commercial grade clean air technology to keep employees, customers and clients safe and healthy in high-traffic locations by improving and enhancing indoor air quality. Box Pure Air has exclusive distribution rights for Airbox in the following areas: Raleigh, North Carolina (and its surrounding areas), Saint Augustine, Florida and the southern region of Florida, as well as the entirety of the states of Arizona, Washington and Oregon. Box Pure Air is permitted to distribute Airbox in Texas and California. We acquired 51% of the outstanding interests in Box Pure Air in February 2021. On October 2, 2023, the Company entered into an agreement with Cash Cow Holdings, LLC (“Cash Cow”), Box Pure Air, Ryan Cowell (“Cowell”) and Ballistic Product America, LLC (“Ballistic”), where Cash Cow transferred the outstanding membership interest that it owned in Box Pure Air to Singlepoint.  Singlepoint now owns 100% of the membership interest in Box Pure Air. Box Pure Air agreed to assign certain intellectual property and contracts to Ballistic as consideration for its membership interests in Box Pure Air. As of the date of the agreement, Singlepoint was issued 9% of the outstanding membership interest in Ballistic that is primarily collateralized against a $2.5 million periodic royalty payment paid quarterly and due on the 15th business day following the end of each quarter.

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

Our clean environment business was implemented in response to demand due to COVID-19 and effects of global pollution, to provide mobile air purification technology in closed environments that are unable to implement such technology on an attractive cost basis. We are being increasingly called upon to provide services to help prevent the spreading of airborne diseases and toxins, thereby improving the environmental quality, health and wellness of our end users who include students, first responders, professionals returning to offices and others.

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

Central management support for all companies. Our “hands-on” management team provides centralized management oversight across our principal businesses. We believe we can improve the margins by controlling costs at our businesses as we centralize business practices in functional areas including financing, accounting, human resources, back-office administration, information technology and risk management. These margin improvements can be accomplished through leveraging our centralized capital and management capabilities to allow our businesses to better focus their efforts on revenue generation and product enhancement. In addition, we seek to increase revenue for each of our majority-owned and/or wholly owned operating subsidiaries by cross-selling the complementary technical services and distribution network of each company.

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

We market and distribute our products through a partnership network of companies, and we use a broad distribution channel to bring our products and solutions to our customers.

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

Employees

Currently Singlepoint and its subsidiaries employ a total of approximately 63 individuals, all of whom are full-time employees. These individuals consist of management, developers, sales and support staff. Some of these individuals are employed through outside sourcing, working with us to hire qualified candidates. We believe our relations with our employees is satisfactory.

Item 1A. Risk Factors.

Our business is subject to a number of risks. You should be aware of these risks before making an investment decision. These risks are discussed more fully in the section of this Form 10-K titled “Risk Factors.” Risks include, among others, the following:

•	we have had a history of losses and may incur future losses, which may prevent us from attaining profitability;
•	if we do not obtain adequate capital funding or improve our financial performance, we may not be able to continue as a going concern;
•	we and our subsidiaries have limited operating histories and therefore we cannot ensure the long-term successful operation of our business or the execution of our growth strategy;
•

we have a holding company ownership structure and will depend on distributions from our majority-owned and/or controlled operating subsidiaries to meet our obligations, contractual or legal restrictions applicable to our subsidiaries could limit payments or distributions from them;

7

•

we have made and expect to continue to make acquisitions as a primary component of our growth strategy, however, we may not be able to identify suitable acquisition candidates or consummate acquisitions on acceptable terms or at all;

•	our ability to acquire additional businesses may require issuance of our common stock and/or debt financing that we may be unable to obtain on acceptable terms;
•	we may be unable to successfully integrate acquisitions, which may adversely impact our operations;
•	acquisitions which we complete may have an adverse impact on our results of operations;
•	we may be subject to claims arising from the operations of our various businesses for periods prior to the dates we acquire them;
•	our resources may not be sufficient to manage our expected growth;
•	the rapidly evolving and competitive nature of the solar industry makes it difficult to evaluate our future prospects;
•	we depend upon a limited number of outside contract manufacturers, and our operations could be disrupted if our relationships with these contract manufacturers are compromised;
•	a drop in the retail price of electricity derived from the utility grid or from alternative energy sources may harm our business, financial condition, results of operations and prospects;
•

an increase in interest rates or tightening of the supply of capital in the global financial markets could make it difficult for end-users to finance the cost of a solar PV system and could reduce the demand for smart energy products and thus demand for our products;

•

the market for our products is highly competitive and we expect to face increased competition as new and existing competitors introduce power optimizers, inverters, solar PV system monitoring and other smart energy products, which could negatively affect our results of operations and market share;

•	the solar industry has historically been cyclical and experienced periodic downturns;
•

the reduction, elimination or expiration of rebates, tax credits, government subsidies and economic incentives for on-grid solar electricity applications could reduce demand for solar PV systems and harm our business;

•	changes to net metering policies may reduce demand for electricity from solar PV systems and harm our business;
•

due to the seasonality of construction in the United States and step-downs of the ITC, our results of operations may fluctuate significantly from quarter to quarter, which could make our future performance difficult to predict and could cause our results of operations for a particular period to fall below expectations, resulting in a decline in the price of our common stock;

•	ongoing supply chain delays and disruptions in the solar panel industry may materially adversely affect our businesses;
•	we have identified material weakness in our internal control over financial reporting;
•	our common stock may become subject to the SEC’s penny stock rules;
•	our common stock may be affected by limited trading volume and price fluctuations, which could adversely impact the value of our common stock;
•

we currently do not intend to declare dividends on our common stock in the foreseeable future and, as a result, your returns on your investment may depend solely on the appreciation of our common stock;

•

because we initially became a reporting company under the Exchange Act by means other than a traditional underwritten initial public offering, we may not be able to attract the attention of research analysts at major brokerage firms; and

•	we may not be able to satisfy listing requirements of BZX to maintain a listing of our common stock;
•

the elimination of personal liability against our directors and officers under Nevada law and the existence of indemnification rights held by our directors, officers and employees may result in substantial expenses; and provisions in our Articles of Incorporation and By-laws and under Nevada law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Risks Related to Our Business

We have had a history of losses and may incur future losses, which may prevent us from attaining profitability.

We have incurred significant net losses since inception. Our net losses were approximately $17.7 million and $8.9 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $102.1 million. We may continue to incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications, delays, and other unknown events.

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

We have incurred a net loss in each year since our inception and expect to incur losses in future periods as we continue to increase our expenses in order to grow our business. These factors raise substantial doubt about our Company’s ability to continue as a going concern. If we are unable to obtain adequate funding or if we are unable to grow our revenue substantially to achieve and sustain profitability, we may not be able to continue as a going concern. The report of our independent registered public accounting firm for the year ended December 31, 2023 included herein contains an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern as a result of recurring losses from operations.

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

The amount and timing of our future funding requirements depends on many factors, including:

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

The timing, size and success of our acquisition efforts and the associated capital commitments cannot be readily predicted. We intend to use our common stock, cash, debt and borrowings under our credit facility, if necessary, as consideration for future acquisitions of companies. The issuance of additional common stock in connection with future acquisitions may be dilutive to existing holders of shares of common stock. In addition, if our common stock does not maintain a sufficient market value or potential acquisition candidates are unwilling to accept common stock as part of the consideration for the sale of their businesses, we may be required to use more of our cash resources, including obtaining additional capital through debt financing. However, there can be no assurance that we will be able to obtain financing if and when it is needed or that it will be available on terms that we deem acceptable. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate some or all of our research and development programs or commercialization efforts. As a result, we may be unable to pursue our acquisition strategy successfully, which may prevent us from achieving our growth objectives.

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

Many end-users depend on financing to fund the initial capital expenditure required to develop, build or purchase a solar PV system. As a result, an increase in interest rates or a reduction in the supply of project debt financing or tax equity investments, could reduce the number of solar projects that receive financing or otherwise make it difficult for our customers or the end-users to secure the financing necessary to develop, build, purchase, or install a solar PV system on favorable terms, or at all, and thus lower demand for our products which could limit our growth or reduce our net sales. In addition, we believe that a significant percentage of end-users install solar PV systems as an investment, funding the initial capital expenditure through financing. Recent increases in interest rates could lower such end-user’s return on investment on a solar PV system, increase equity return requirements or make alternative investments more attractive relative to solar PV systems, and, in each case, could cause such end-users to seek alternative investments. Furthermore, current uncertainty in the economy due to the lingering effects of the COVID-19 pandemic, inflation, increases in interest rates and Russia’s invasion of Ukraine may detrimentally influence the end-user’s willingness to invest in solar PV systems, both due to end-users’ economic uncertainty as well as the market’s unwillingness to extend favorable financial terms to the end-users.

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

Federal, state and local government regulations and policies concerning the electric utility industry, and internal policies and regulations promulgated by electric utilities, heavily influence the market for electricity generation products and services, and could deter purchases of solar PV systems sold by our customers, significantly reducing the potential demand for our products. In addition, depending on the region, electricity generated by solar PV systems competes most effectively with expensive peak-hour electricity from the electric grid, rather than the less expensive average price of electricity. Modifications to the utilities’ peak hour pricing policies or rate design, such as to a flat rate, could require the price of solar PV systems and their component parts to be lower in order to compete with the price of electricity from the electric grid.

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

In our Form 10-K for the year ended December 31, 2023, we identified certain material weaknesses in our internal controls. Specifically, we lacked a functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures, and inadequate segregation of duties consistent with control objectives.  Our weaknesses also related to a lack of a sufficient number of personnel with appropriate training and experience in U.S. general acceptable accounting principles (“GAAP”) and SEC rules and regulations with respect to financial reporting functions. Furthermore, we lack robust accounting systems as well as sufficient resources to hire such staff and implement these accounting systems.

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

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5 per share, subject to specific exemptions. The market price of our common stock may be less than $5 per share for some period of time and therefore would be a “penny stock” according to SEC rules, unless we are listed on a national securities exchange. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

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

Our amended and restated articles of incorporation, as amended (“Articles of Incorporation”) authorizes us to issue, without the approval of our stockholders, one or more series of preferred stock having such designation, relative powers, preferences (including preferences over our common stock respecting dividends and distributions), voting rights, terms of conversion or redemption, and other relative, participating, optional, or other special rights, if any, of the shares of each such series of preferred stock and any qualifications, limitations, or restrictions thereof, as our Board may determine. The terms of one or more future classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, the repurchase or redemption rights or liquidation preferences we could assign to holders of a specific preferred stock class could affect the residual value of the common stock.  We currently have one class of preferred stock authorized pursuant to our Articles of Incorporation which will dilute the voting power and reduce the value of our common stock, including repurchase or redemption rights and liquidation preferences.

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

We may not be able to satisfy listing requirements of the BZX to maintain a listing of our common stock.

Our common stock is listed on the BZX and we must meet certain financial and liquidity criteria to maintain such listing. If we violate the maintenance requirements for continued listing of our common stock, our common stock may be delisted. In addition, our Board may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from the BZX may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. In addition, the delisting of our common stock could significantly impair our ability to raise capital.

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

 If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Several analysts may cover our stock. If one or more of those analysts downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Item 1B. Unresolved Staff Comments.

The Company is neither an accelerated ﬁler nor a large accelerated ﬁler, as deﬁned in Rule 12b-2 of the Exchange Act (§240.12b-2 of this chapter), nor is it a well-known seasoned issuer as deﬁned in Rule 405 of the Securities Act (§230.405 of this chapter), and as such is not required to provide the information required by this item.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Due to the size of the Company, we have not yet developed robust policies and processes for assessing, identifying, and managing material risk from cybersecurity threats. We and our subsidiaries currently rely heavily on products and services provided by third-party suppliers to operate certain critical business systems, including without limitation, cloud-based infrastructure, encryption and authentication technology, email, and other functions. We rely on third party providers and outsourced IT services to monitor and address cybersecurity related risks, including installing software for threat protection and malware. Such third party providers are tasked with notifying management of any material risks or cybersecurity concerns that they identify, which management then assesses and may bring to our board of directors to discuss if deemed necessary or appropriate.

                We intend to work with outside counsel and third party service providers in the near term to further develop our expertise, processes and procedures with respect to cybersecurity protection and our response plan.

                To date, we have not (to our knowledge) encountered cybersecurity challenges that have materially impaired our operations or financial standing. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this Report.  We maintain a cyber liability insurance policy. However, our cyber liability insurance policy may not cover all claims made against us, and defending a suit, regardless of its merit, could be costly and divert management’s attention from our business and operations.

Governance

                Our management team is primarily responsible for assessing and managing our strategic risk exposures, including material risks from cybersecurity threats, with assistance from third-party service providers. Management oversees our cybersecurity process on a day-to-day basis, including those described under the heading “Cybersecurity Risk Management and Strategy” above.

                Our audit committee is tasked with general oversight of our risk management process, including risks from cybersecurity threats. Members of management provide periodic briefings to [the audit committee of ]our board of directors regarding our cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. In furtherance thereof, the committee is responsible for monitoring and assessing strategic risk exposure. Our audit committee provides regular updates to the board of directors on such reports.

Item 2. Properties.

We do not currently own any property or real estate of any kind. The Company leased approximately 1,400 square feet of office space at 2999 North 44th Street, Phoenix, Arizona 85018, through January 31, 2023, at a monthly base rent of $3,688 through February 2022, then increasing to $3,758 per month beginning February 2022. The lease was cancelled in January 2023.

Box Pure Air previously leased office space at 75 Port City Landing, Pleasanton, South Carolina 29464, at a monthly base rent of $2,567.58. The lease was cancelled in January 2023.

Effective April 15, 2022, Boston Solar entered into a lease extension to secure parking, warehouse, and office facilities. The lease runs through October 30, 2027 with a monthly cost of $22,838.

Item 3. Legal Proceedings.

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

Seller Note Payable. On April 21, 2022, the Company entered into an unsecured note payable with a former owner of Boston Solar as part of the Boston Solar acquisition. At September 30, 2023, the remaining balance was $750,000. On August 9, 2023, the noteholder filed a motion for summary judgement in lieu of complaint (the “Motion”) seeking an order that the entire balance of the note and associated expenses with collection of the note are due. The Company has opposed the motion. It also has and will continue to pursue resolutions, including conversion of the principal into equity with the noteholder to satisfy the obligation. As of December 31, 2023, all motions have been submitted to the court and we expect to have the initial decision within eighteen months.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Common Stock of the Company is currently trading on the BZX Exchange, Inc. under the symbol “SING.” The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarterly period	High	Low
Fiscal year ended December 31, 2023:
First Quarter	$0.0676	$0.0265
Second Quarter	$0.0400	$0.0193
Third Quarter	$9.9200	$1.0480
Fourth Quarter	$4.9900	$1.6950

Fiscal year ended December 31, 2022:
First Quarter	$0.2150	$0.0720
Second Quarter	$0.1770	$0.0740
Third Quarter	$0.1830	$0.0740
Fourth Quarter	$0.1170	$0.0510

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

On December 14, 2023, the Company affected a 1 for 26 reverse stock split of our common stock. At the effective time of the reverse stock split, every 26 shares of issued and outstanding common stock were converted into one (1) share of issued and outstanding common stock. The number of authorized shares were proportionally reduced from 5,000,000,000 to 192,307,693, and the par value per share of the common stock and the number of authorized or issued and outstanding shares of the Company’s preferred stock remained unchanged. The reverse stock split did not cause an adjustment to the par value or the authorized shares of the common stock.

Holders

As of December 31, 2023, there were 4,351,638 shares of common stock outstanding, which were held by approximately 202 record holders. The number of stockholders of record does not include certain beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends

Through December 31, 2023, except for dividends due on our Preferred Stock, we have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended December 31, 2023, there were no sales by the Company (which have not been included in a Quarterly Report on Form 10Q or in a Current Report on Form 8-K) that were not registered under the Securities Act.

Securities authorized for issuance under equity compensation plans

Information about our equity compensation plans is incorporated herein by reference to Item 11 of Part III of this Annual Report on Form 10-K.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements” or in other parts of this Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

Singlepoint is a diversified holding company principally engaged through its subsidiaries in providing renewable energy solutions and energy-efficient applications to drive better health and living. Our primary focus is sustainability by providing an integrated solar energy solution for our customers and clean environment solutions through our air purification business. We conduct our solar operations primarily through our subsidiary, The Boston Solar Company LLC (“Boston Solar”), in which we hold an 80.1% equity interest.

We conduct our air purification operations through Box Pure Air, LLC (“Box Pure Air”), in which we hold a 100% equity interest.

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

 Recent Developments

 December 2023 Common Stock Offering

On December 14, 2023, SinglePoint Inc. entered into an underwriting agreement with Alexander Capital, LP, as representative of the underwriters party thereto (together, with the Representative, the “Underwriters”), related to the Company’s public offering (the “Offering”) of 800,000 shares of common stock, par value $0.0001 per share, of the Company (the “Firm Shares”). In connection with the Offering, and as partial underwriting consideration, the Company issued warrants for the purchase of an aggregate of 16,000 shares of common stock (the “Underwriter Warrants”) to the Underwriters.  The Underwriter Warrants, subject to a 180-day lock-up restriction, are exercisable for a five-year period commencing on the date of commencement of sales of securities pursuant to the Registration Statement at an exercise price of $6.50, equal to 130% of the offering price per share sold in the Offering. The Offering occurred on December 19, 2023.

Conversion of Preferred Stock and Debt

The Company entered into conversion agreements with the holders of the Company’s outstanding shares of Class D preferred stock and Class E preferred stock under which such holders agreed to convert all their shares into Common Stock as of December 15, 2023. As a result of the conversions, in connection with the Offering, the Company issued shares of its Common Stock, with a portion of such shares issuable upon the exercise of pre-funded warrants that were issued to the holder in lieu of shares of Common Stock. The pre-funded warrants require the payment of an additional $0.01 per warrant and the written notice of exercise to the Company to convert the pre-funded warrant into one share of the common stock of the Company. Additionally, the Company entered into conversion agreements with the holders of certain of its outstanding indebtedness under which such holders agreed to convert the notes evidencing such indebtedness into shares of the Company’s Common Stock as of December 15, 2023, with a portion of such shares issuable upon the exercise of pre-funded warrants. At December 31, 2023, there were 2,971,410 pre-funded warrants issued and outstanding.

Reverse Stock-splits

On July 20, 2023, the Company affected a 1 for 400 reverse stock split of the Company’s common stock. At the effective time of the reverse stock split, every 400 shares of issued and outstanding common stock were converted into one (1) share of issued and outstanding common stock. The number of authorized shares and the par value per share of the common stock and the number of authorized or issued and outstanding shares of the Company’s preferred stock remained unchanged. As a result of the reverse stock split, the Company further adjusted the share amounts under its employee incentive plan which had no outstanding options and common stock warrant agreements with third parties.

On December 14, 2023, the Company affected a 1 for 26 reverse stock split of the Company’s common stock, and a proportionate related reduction in the number of the Company’s authorized shares of Common Stock from 5,000,000,000 to 192,307,693. At the effective time of the reverse stock split, every 26 shares of issued and outstanding common stock were converted into one (1) share of issued and outstanding common stock. The par value per share of the common stock and the number of authorized or issued and outstanding shares of the Company’s preferred stock remained unchanged. As a result of the reverse stock split, the Company further adjusted the share amounts under its employee incentive plan which had no outstanding options and common stock warrant agreements with third parties.

All disclosures of common shares and per common share data in the accompanying financial statements and related notes reflect this reverse stock split for all periods presented.

Results from Operations

Year ended December 31, 2023, as compared to the year ended December 31, 2022

 The following tables set forth our consolidated results of operations for the periods presented. As noted above, we acquired Boston Solar on April 21, 2022, and accordingly, our results of operations for a portion of the year ended December 31, 2022, do not include the operations of Boston Solar. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Year ended December 31,
	2023	2022
Revenue	$26,319,863	$21,786,149
Gross Profit	$7,670,872	$6,324,867
Operating Expenses	$23,259,353	$13,109,333
Other Expense, net	$(2,680,086)	$(2,418,067)
Net Loss	$(18,268,567)	$(9,202,533)

Revenue. For the years ended December 31, 2023, and 2022, we generated revenue of $26,319,863 and $21,786,149, respectively. The increase was due primarily to the inclusion of Boston Solar revenues for a full year, partially offset by decreased sales of our air purification systems.

Cost of Revenue. For the years ended December 31, 2023, and 2022, cost of revenue was $18,648,991 and $15,461,282, respectively. The increase was due primarily to the inclusion of Boston Solar costs for a full year, partially offset by decreased cost of sales of our air purification systems.

Gross Profit. As a result of the foregoing, our gross profit was $7,670,872 for the year ended December 31, 2023, compared with $6,324,867, for the year ended December 31, 2022. The increase was due primarily to the inclusion of Boston Solar revenues for a full year, partially offset by decreased sales of our air purification systems.

Operating Expenses. For the years ended December 31, 2023, and 2022, total operating expenses were $23,259,353 and $13,109,333, respectively. The increase was primarily due to the inclusion of Boston Solar operations for a full year, an increase in professional and legal fees, and an increase in consulting and investor relation expense.

Other Expense, net. For the years ended December 31, 2023, and 2022, other expense was $2,680,086 and $2,418,067, respectively.  The increase was due primarily to increases in interest expense, loss on conversion of preferred stock to common and financing costs, all of which was partially offset by decreases in amortization of debt discounts, impairment of goodwill and an increase in gains on settlement of debt and change in fair value of derivative liability securities.

Net Loss. For the years ended December 31, 2023, and 2022, net loss was $18,268,567 and $9,202,533, respectively. The increase in net loss is primarily a result of higher operating and other expenses partially offset by higher gross profit.

Liquidity and Capital Resources

As of December 31, 2023, we had cash and cash equivalents of approximately $0.8 million.  To continue operations for the next 12 months we will have a cash need of approximately $4 million. We anticipate funding our operations for the next 12 months using available cash, cash flow generated from our operations and proceeds from our offering in December 2023.  The Company plans to pay off current liabilities through sales and increasing revenue through sales of Company services and or products, or through financing activities as mentioned above, although there is no guarantee that the Company will ultimately do so. Should we not be able to fulfill our cash needs through the increase of revenue we will need to raise money through the sale of additional shares of common stock, convertible notes, debt or similar instrument(s). Our net losses and need for additional funding raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well capital raised from the sale of securities. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to maintain profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

Contractual Obligations and Future Cash Requirements

Our principal contractual obligations expected to give rise to material cash requirements consist of non-cancelable leases for our leased facilities, vehicles, tools and current short term as well as long term debt obligations as well as convertible notes. We lease properties in Boston, Massachusetts from an unrelated party under non-cancelable operating leases dating through 2027. The monthly operating lease payments for real estate are from $4,789 to $20,231 and end September 2027. Vehicle leases range from $549 to $1,241 per month, and their end dates from June 2024 to September 2026. Tools lease payments are $1,285 per month and end March 2027. We believe our liquidity resources, our cash on hand and cash generated by operations will be sufficient to cover these obligations as well as the future cash requirements of being a public company.

Consolidated Statements of Cash Flow Data:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Net cash used in operating activities	$(3,646,278)	$(4,164,983)
Net cash used in investing activities	$(175,400)	$(1,522,242)
Net cash provided by financing activities	$4,016,058	$6,059,982
Net change in cash	$194,380	$372,757
Cash at beginning of year	$564,242	$191,485
Cash at end of year	$758,622	$564,242

Operating Activities

Cash used in operating activities –  For the year ended December 31, 2023, $3.6 million net cash used in operating activities was due primarily from our net loss attributable to Singlepoint stockholders of  $17.7 million and non-cash gains on settlement of debt of $1.8 million and change in fair value of derivative liability of $0.7 million.  This was partially offset by non-cash expenses related to common stock issued for services of $2.6 million, non-cash expenses related to preferred stock issued for services of $6.5 million, financing costs of $1.9 million,  $1.4 million loss from conversion of preferred stock into pre-funded warrants, and approximately $2.9 million positive change in operating assets and liabilities. For the year ended December 31, 2022, we had $4.2 million net cash used in operating activities which was due primarily from our net loss attributable to Singlepoint stockholders of $8.9 million, partially offset by non-cash expenses related to goodwill impairment charge of $1.3 million, amortization of debt discounts of $1.4 million, and common stock issued for services of $1.5 million.

Investing Activities

Cash flow used in investing activities – For the year ended December 31, 2023, net cash used in investing activities was $0.2 million related primarily to purchases of property, plant, and equipment. For the year ended December 31, 2022, net cash used in investing activities was $1.5 million, primarily due to the Boston Solar acquisition, net of cash acquired.

Financing Activities

Cash flow from financing activities – For the year ended December 31, 2023, net cash provided by financing activities was  $4.0 million, primarily due to proceeds from the sale of common stock and from issuance of convertible notes, partially offset by payments on debt obligations. For the year ended December 31, 2022, net cash provided by financing activities was $6.1 million, primarily due to proceeds from issuance of convertible notes and from sale of preferred stock – Class E.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Singlepoint, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Singlepoint, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 of the notes to consolidated financial statements, the Company expects to continue incurring operating losses and generating negative cash flows from operations for the foreseeable future.  Additionally, the Company has a significant accumulated deficit and net loss for the period.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Goodwill Impairment Assessment

Critical Audit Matter Description

As described in Notes 1 and 5 of the notes to consolidated financial statements, the Company tests goodwill for impairment annually at the reporting unit level, or more frequently, if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Reporting units are tested for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recorded based on the difference between the fair value and carrying amount, not to exceed the associated carrying amount of goodwill. The Company’s annual impairment test occurred on December 31, 2023.

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

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

July 19, 2024

We have served as the Company’s auditor since 2017.

SINGLEPOINT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
CURRENT ASSETS:
Cash	$758,622	$564,242
Accounts receivable, net	1,076,293	3,034,070
Prepaid expenses	1,422,844	261,622
Inventory, net	619,926	2,481,384
Contract assets	647	404,849
Notes receivable from related party	289,957	220,456

Total Current Assets	4,168,289	6,966,623

NON-CURRENT ASSETS:
Property, net	256,020	232,873
Right of use asset	1,391,700	1,295,690
Investment, at fair value	134,376	134,376
Intangible assets, net	2,886,794	3,291,242
Goodwill	7,199,567	7,199,567

Total Assets	$16,036,746	$19,120,371

LIABILITIES, MEZZANINE AND STOCKHOLDERS' DEFICIT

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$4,216,791	$4,797,456
Accrued expenses, including accrued officer salaries	2,453,237	1,479,656
Current portion of convertible notes payable, net of debt discount	1,500,241	6,748,396
Unearned revenue	2,414,976	4,927,240
Lease liability, current portion	345,442	272,575
Advances from related party, current	22,656	657,404
Accrued preferred share dividends	-	224,760
Derivative liability	388,983	-
Current portion of notes payable, net of debt discount	1,920,778	2,464,823

Total Current Liabilities	13,263,104	21,572,310

LONG-TERM LIABILITIES:
Convertible notes payable, net of current portion and debt discount	-	840,474
Lease liability, net of current portion	1,046,259	1,039,207
Advances from related party, net of current portion	-	400,897
Long-term notes payable, net of current portion and debt discount	346,113	145,357

Total Liabilities	14,656,476	23,998,245

COMMITMENTS AND CONTINGENCIES (Note 9)

Class D convertible preferred stock, par value $0.0001; 2,000 shares authorized; 0 and 2,000 shares issued and outstanding as of December 31, 2023 and 2022, respectively	-	2,400,000

Class E convertible preferred stock, par value $0.0001; 5,000 shares authorized; 0 and 1,920 shares issued and outstanding as of December 31, 2023 and 2022, respectively	-	1,830,000

STOCKHOLDERS' EQUITY (DEFICIT)
Undesignated preferred stock, par value $0.0001; 19,990,000 and 19,992,500 shares authorized; no shares issued and outstanding as of December 31, 2023 and 2022, respectively

Class A convertible preferred stock, par value $0.0001; 80,000,000 shares authorized; 1,000,000 and 75,725,981 shares issued and outstanding as of December 31, 2023 and 2022, respectively	100	7,573

Class B convertible preferred stock, par value $0.0001; 1,500 shares authorized; no shares issued and outstanding as of December 31, 2023 and 2022, respectively	-	-

Class C convertible preferred stock, par value $0.0001; 1,500 shares authorized; 0 and 19 shares issued and outstanding as of December 31, 2023 and 2022, respectively	-	-

Common stock, par value $0.0001; 192,307,693 and 5,000,000,000 shares authorized as December 31, 2023 and 2022, respectively; 4,351,638 and 10,974 shares issued and outstanding as of December 31, 2023 and 2022, respectively	434	-

Additional paid-in capital	103,879,988	85,908,728
Accumulated deficit	(102,136,733)	(95,236,339)
Total Singlepoint Inc. stockholders' equity (deficit)	1,743,749	(9,320,038)
Non-controlling interest	(362,479)	212,164
Total Stockholders' Equity (Deficit)	1,381,270	(9,107,874)

Total Liabilities, Mezzanine, and Stockholders' Equity (Deficit)	$16,036,746	$19,120,371

 The accompanying notes are an integral part of these consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2023	December 31, 2022

REVENUE	$26,319,863	$21,786,149

Cost of revenue	18,648,991	15,461,282

Gross profit	7,670,872	6,324,867

Selling, general and administrative expense ("SG&A")	23,259,353	13,109,333

LOSS FROM OPERATIONS	(15,588,481)	(6,784,466)

OTHER INCOME (EXPENSE):
Interest expense	(1,477,380)	(234,169)
Amortization of debt discounts	(656,951)	(1,376,934)
Impairment of goodwill	-	(1,315,973)
Other income	275,780	384,008
Loss on conversion of preferred stock to common	(1,394,817)	-
Gain on change in fair value of derivative liability securities	735,127	-
Financing costs	(1,928,028)	-
Gain on settlement of debt	1,766,183	125,001

Other expense, net	(2,680,086)	(2,418,067)

LOSS BEFORE INCOME TAXES	(18,268,567)	(9,202,533)

Income taxes	-	-

NET LOSS	(18,268,567)	(9,202,533)

Loss attributable to non-controlling interests	574,643	349,856

NET LOSS ATTRIBUTABLE TO SINGLEPOINT INC.	(17,693,924)	(8,852,677)

Deemed dividends - Series A Preferred shares	10,568,730	-

NET LOSS AVAILABLE FOR COMMON STOCKHOLDERS	$(7,125,194)	$(8,852,677)

Loss per share available to common stockholders - basic and diluted	$(25.06)	$(806.71)

Weighted average shares outstanding - basic and diluted	284,276	10,974

 The accompanying notes are an integral part of these consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock Class A Par Value $0.0001		Preferred Stock Class B Par Value $0.0001		Preferred Stock Class C Par Value $0.0001		Common Stock Par Value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in Capital	Accumulated Deficit	Non- controlling Interest	Total Stockholders' Equity (Deficit)

Balance, December 31,2021	56,353,015	$5,635	48	$-	760	$-	5,652	$-	$83,459,267	$(86,158,902)	$(944,731)	$(3,638,731)

Issuance of common shares for services and closing costs	-	-	-	-	-	-	1,431	-	1,502,513	-	-	1,502,513
Issuance of common shares for cash	-	-	-	-	-	-	989	-	767,233	-	-	767,233
Issuance of common shares related to debt issuance	-	-	-	-	-	-	252	-	-	-	-	-
Issuance of common shares for convertible debt	-	-	-	-	-	-	65	-	45,277	-	-	45,277
Issuance of common shares for investment	-	-	-	-	-	-	103	-	134,376	-	-	134,376
Conversion of preferred shares	(627,034)	(62)	(48)	-	(741)	-	2,482	-	62	-	-	-
Issuance of preferred shares	20,000,000	2,000	-	-	-	-	-	-	-	-	-	2,000
Accrued preferred stock dividends	-	-	-	-	-	-	-	-	-	(224,760)	-	(224,760)
Effect of acquisition on non-controlling interest	-	-	-	-	-	-	-	-	-	-	1,506,751	1,506,751
Net loss	-	-	-	-	-	-	-	-	-	(8,852,677)	(349,856)	(9,202,533)

Balance, December 31, 2022	75,725,981	$7,573	-	$-	19	$-	10,974	$-	$85,908,728	$(95,236,339)	$212,164	$(9,107,874)

Issuance of common shares for services	-	-	-	-	-	-	1,412,639	142	3,937,797	-	-	3,937,939
Issuance of common shares for acquisition and related expenses	-	-	-	-	-	-	2,801	-	216,118	-	-	216,118
Issuance of common shares for cash	-	-	-	-	-	-	21,371	2	334,881	-	-	334,883
Sale of common shares through registered offering	-	-	-	-	-	-	800,000	80	3,087,184	-	-	3,087,264
Conversion of debt and accrued interest into common	-	-	-	-	-	-	1,085,915	109	3,719,101	-	-	3,719,210
Conversion of debt into pre-funded common stock warrants	-	-	-	-	-	-	-	-	4,428,796	-	-	4,428,796
Conversion of preferred shares into pre-funded common stock warrants	-	-	-	-	-	-	-	-	5,728,598	-	-	5,728,598
Exercise of pre-funded warrants	-	-	-	-	-	-	617,900	62	(62)	-	-	-
Conversion of preferred shares	(80,199,999)	(8,020)	-	-	(53)	-	277,346	27	487,993	-	-	480,000
Issuance of preferred shares for services	5,474,018	547	-	-	34	-	-	-	6,486,779	-	-	6,487,326
Accrued preferred stock dividends	-	-	-	-	-	-	-	-	-	224,760	-	224,760
Deemed dividends	-	-	-	-	-	-	-	-	(10,568,730)	10,568,730	-	-
Settlement of derivative liability	-	-	-	-	-	-	-	-	112,818	-	-	112,818
Rounding adjustment in connection with reverse split	-	-	-	-	-	-	122,692	12	(12)	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	(17,693,924)	(574,643)	(18,268,567)

Balance, December 31, 2023	1,000,000	$100	-	$-	-	$-	4,351,638	$434	$103,879,988	$(102,136,773)	$(362,479)	$1,381,270

The accompanying notes are an integral part of these consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2023	December 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Singlepoint Inc. stockholders	$(17,693,924)	$(8,852,677)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss attributable to non-controlling interests	(574,643)	(349,856)
Common stock issued for acquisition and related expenses	216,118	-
Common stock issued for services	2,573,081	1,502,513
Preferred stock issued for services	6,487,326	2,000
Bad debt expense	331,622	178,958
Depreciation	276,847	216,623
Amortization of intangibles	404,448	312,543
Amortization of debt discounts	656,951	1,376,934
Amortization of deferred compensation	-	120,747
Gain on change in fair value of derivative liability	(735,127)	-
Goodwill impairment charge	-	1,315,973
Gain on debt settlement	(1,766,183)	(125,001)
Financing costs	1,928,028	-
Loss from conversion of preferred stock into pre-funded warrants	1,394,817	-
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	1,626,154	(1,272,320)
Prepaid expenses	203,636	(9,812)
Inventory	1,861,458	(844,213)
Contract assets	404,202	(160,549)
Accounts payable	(580,663)	1,364,352
Accrued expenses	1,851,838	(53,062)
Unearned revenue	(2,512,246)	1,122,013

NET CASH USED IN OPERATING ACTIVITIES	(3,646,278)	(4,164,983)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	-	(1,272,320)
Cash paid for notes receivable from related party	(69,500)	(157,000)
Cash paid for property	(105,900)	(92,922)

NET CASH USED IN INVESTING ACTIVITIES	(175,400)	(1,522,242)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	3,422,147	767,233
Proceeds from advances from related party	150,637	275,878
Proceeds from notes payable	49,980	552,085
Proceeds from issuance of convertible notes	680,000	3,777,500
Payments on advances from related party	(147,113)	(185,470)
Payments on convertible notes payable	(312,716)	-
Payments on capital lease obligations	(210,185)	(202,982)
Payments on notes payable	(200,472)	(754,262)
Proceeds from sale of preferred stock - Class E	583,780	1,830,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,016,058	6,059,982

NET CHANGE IN CASH	194,380	372,757

Cash at beginning of year	564,242	191,485

Cash at end of year	$758,622	$564,242

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$20,503	$169,055
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Recognition of new right of use assets and lease liabilities	$-	$66,969
Exercise of pre-funded warrants into common stock	$62	$-
Deemed dividend on Class A preferred stock	$10,568,730	$-
Common stock issued for purchase of investment	$-	$134,376
Common stock issued for conversion of debt and accrued interest	$-	$45,277
Settlement of derivative liability	$112,818	$-
Rounding adjustment in connection with reverse split	$12	$-
Accrued preferred stock dividends and other	$224,760	$2,581
Recognition of new right of use assets and lease liabilities	$290,104	$-
Recognition of debt discount related to derivative liability	$285,371	$-
Common stock issued for prepaid services	$1,364,858	$-

 The accompanying notes are an integral part of these consolidated financial statements

SINGLEPOINT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Corporate History

On May 14, 2019, Singlepoint Inc. (“Singlepoint” or “the Company”) established a subsidiary, Singlepoint Direct Solar LLC (“Direct Solar America”), completing the acquisition of certain assets of Direct Solar LLC and AI Live Transfers LLC. The Company owns 51% of the membership interests of Direct Solar America. On January 26, 2021, the Company acquired 100% ownership of EnergyWyze, LLC, a limited liability company (“EnergyWyze”). On February 26, 2021, the Company purchased 51% ownership of Box Pure Air, LLC, (“Box Pure Air”) and subsequently purchased the remaining 49% ownership on October 1, 2023. On April 21, 2022, the Company purchased 80.1% membership interests in The Boston Solar Company, LLC (“Boston Solar”).

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

We conduct our air purification operations through Box Pure Air, in which we hold a 100% equity interest.

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

Going Concern

The accompaning consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2023, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As of December 31, 2023, the Company had $758,622 in cash.  The Company’s net loss incurred for the year ended December 31, 2023, was $17,693,924, and its working capital deficit was $9,094,815 at December 31, 2023.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Singlepoint, Direct Solar America, Box Pure Air, EnergyWyze, DIGS, and ShieldSaver as of December 31, 2023 and 2022, and for the years then ended, and the accounts of Boston Solar as of December 31, 2023, and the period from April 21, 2022 (acquisition date) through December 31, 2022. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions

Reclassifications

Certain 2022 amounts have been reclassified to conform to the 2023 presentation.

Reverse Stock-splits

On July 20, 2023, the Company affected a 1 for 400 reverse stock split of the Company’s common stock. At the effective time of the reverse stock split, every 400 shares of issued and outstanding common stock were converted into one (1) share of issued and outstanding common stock. The number of authorized shares and the par value per share of the common stock and the number of authorized or issued and outstanding shares of the Company’s preferred stock remained unchanged. As a result of the reverse stock split, the Company further adjusted the share amounts under its employee incentive plan which had no outstanding options and common stock warrant agreements with third parties.

On December 14, 2023, the Company affected a 1 for 26 reverse stock split of the Company’s common stock, and a proportionate related reduction in the number of the Company’s authorized shares of Common Stock from 5,000,000,000 to 192,307,693. At the effective time of the reverse stock split, every 26 shares of issued and outstanding common stock were converted into one (1) share of issued and outstanding common stock. The par value per share of the common stock and the number of authorized or issued and outstanding shares of the Company’s preferred stock remained unchanged. As a result of the reverse stock split, the Company further adjusted the share amounts under its employee incentive plan which had no outstanding options and common stock warrant agreements with third parties.

All disclosures of common shares and per common share data in the accompanying consolidated financial statements and related notes reflect these reverse stock splits for all periods presented.

Cash

The Company considers all highly-liquid investments with an original maturity of ninety days or less at the time of purchase to be cash equivalents. There were no cash equivalents at December 31, 2023 and 2022. The Company also maintains deposits in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had $279,542 of deposits in excess of amounts insured by the FDIC as of December 31, 2023.

Revenues

The Company records revenue under the adoption of ASC 606, “Revenue from Contracts with Customers” by analyzing exchanges with its customers using a five-step analysis:

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

Distribution Revenue. Our distribution revenue includes DIGS’ related product sales to third-party resellers with revenue recognized upon delivery of the product to the reseller, with the reseller taking risk of ownership and assuming risk of loss. Payment is due upon delivery or within 30 days of invoicing. Except for when sold direct to consumer upon which payment is due immediately.

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

Returns and other adjustments. The Company records an estimate for provisions of discounts, returns, allowances, customer rebates and other adjustments for each shipment, and are netted with gross sales.  The Company’s discounts and customer rebates are known at the time of sale and the Company appropriately debits net product revenues for these transactions based on the known discount and customer rebates.  The Company estimates for customer returns and allowances based on estimates of historical transactions and accounts for such provisions during the same period in which the related revenues are earned.  Customer discounts, returns and rebates on product revenues during the year ended December 31, 2023, and 2022 are not material.

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

The Company recognizes revenue upon completion. Contract costs include all installed materials, direct labor and subcontract costs. Operating costs are charged to expense as incurred. Contract costs incurred that do not contribute to satisfying performance obligations and are not reflective of transferring control to the customer, such as uninstalled materials and rework labor, are excluded from the percent complete calculation.

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

Accounts receivable is net of an allowance for credit losses of $375,414 and $51,706 as of December 31, 2023 and 2022, respectively. During the twelve months ended December 31, 2023 and 2022, the Company wrote off $120,405 and $0, respectively, of receivables.

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

Inventory is net of a reserve for obsolescence of $263,566 and $326,239 as of December 31, 2023 and 2022, respectively.

Accrued Warranty and Production Guarantee Liabilities

As a standard practice, the Company warranties its labor for ten years from the completion date of their installation projects and passes through manufacturer warranties on products installed. These warranties are not separately priced, therefore, costs related to the warranties are accrued when management determines they are able to estimate them. Management has not separately accounted for the actual warranty costs each year and has accrued based on their best estimates as of each year end.

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

For the years ended December 31, 2023 and 2022, the potentially dilutive securities were excluded from the computation of diluted loss per share as the effect would be to reduce the net loss per common share. Therefore, the weighted-average common stock outstanding is used to calculate both basic and diluted net loss per share for the years ended December 31, 2023 and 2022.

A reconciliation of the weighted average shares outstanding used in basic and diluted earnings per share computation is as follows:

	Year Ended December 31,
	2023	2022
Numerator:
Net loss available for common stockholders	$(7,125,194)	$(8,852,677)
Denominator:
Weighted-average shares to compute basic earnings per share	284,276	10,974
Class D preferred stock, including preferred dividends	-	-
Class E preferred stock, including preferred dividends	-	-
Convertible notes	-	-
Warrants	-	-
Weighted-average shares to compute diluted earnings per share	284,276	10,974

Loss per share:
Basic	$(25.06)	$(806.71)
Diluted	$(25.06)	$(806.71)

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

Certain non-financial assets are measured at fair value on a nonrecurring basis but are subject to periodic impairment tests. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

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

The Company did not have any Level 1 or Level 2 assets and liabilities at December 31, 2023 or 2022. The derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the years ended December 31, 2023 and 2022:

Balance - January 1, 2022	$-
Additions	-
Change in fair value	-
Balance - December 31, 2022	$-
Additions	1,236,928
Settlement	(112,818)
Change in fair value	(735,127)
Balance - December 31, 2023	$388,983

During 2023 the Company issued note payable agreements (Note 5) which contained default provisions that contain a conversion feature meeting the definition of a derivative liability which therefore require bifurcation.

At December 31, 2023, the Company estimated the fair value of the conversion feature derivatives embedded in the notes payable and warrants based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock of $2.15; risk-free interest rates ranging from 5.26% to 5.60%; expected volatility of the Company’s common stock ranging from 273% to 345%; exercise prices of $1.26; and terms from one to seven months.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, (“FASB”) or other standard setting bodies and adopted by us as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s consolidated financial position or consolidated results of operations upon adoption.

In September 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 requires immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. ASU 2016-13 is effective for the Company’s fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of ASU 2016-13 had no material impact on the Company’s consolidated financial statements for the year ended December 31, 2023.

Subsequent Events

Other than the events described in Note 12, there were no subsequent events that required recognition or disclosure. The Company evaluated subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission.

NOTE 3 – CONTRACT ASSETS

Deferred costs and estimated earnings and billings on uncompleted contracts consist of the following as of December 31, 2023 and December 31, 2022:

	2023	2022
Deferred costs	$404,849	$311,911
Estimated earnings	-	-
Total deferred costs and estimated earnings on uncompleted contracts	404,849	311,911
Billings to date	(404,202)	92,938
Deferred costs and estimated earnings in excess of related billings on uncompleted contracts	$647	$404,849

Deferred costs include permitting costs to fulfill contracts on installations in progress.

NOTE 4 – ACQUISITIONS, GOODWILL, INTANGIBLE ASSETS, AND INVESTMENTS

Boston Solar Acquisition

On April 21, 2022, the Company completed the acquisition of 80.1% of the membership interests in Boston Solar, a leading residential, small commercial solar energy, procurement, and construction (“EPC”) company focused on customers in the greater Boston area. This acquisition solidifies the Company’s EPC acquisition strategy. The total consideration paid for the purchased interests was $6,064,858 consisting of: $2,287,168 of cash paid at closing; issuance of a note payable in 14,781,938 shares of Company common stock with a fair value of $1,252,273; issuance of a promissory note with a fair value of $897,306; issuance of a convertible promissory note with a fair value of $1,378,111 payable in cash or shares of Company common stock at the holder’s option; and a $250,000 holdback of additional cash. The Company incurred acquisition related expenses of approximately $587,000 during the year ended December 31, 2022, which were recognized in SG&A within the Company’s 2022 consolidated statement of operations.

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

Revenue of $19,124,124 and net loss of $332,995 related to Boston Solar for the period from the April 21, 2022 acquisition date through December 31, 2022 are included in the Company’s consolidated statement of operations for the year ended December 31, 2022. These results are prior to consideration for non-controlling interest.

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

	Year Ended December 31,
	2023	2022
Revenue, net	$26,319,863	$27,385,051
Net loss	$(17,693,924)	$(9,609,240)

Goodwill

The following table presents details of the Company’s goodwill as of December 31, 2023 and 2022:

	Boston Solar	Box Pure Air	Total
Balances at December 31, 2022:	$6,785,416	$414,151	$7,199,567
Aggregate goodwill acquired	-	-	-
Impairment losses	-	-	-
Balances at December 31, 2023	$6,785,416	$414,151	$7,199,567

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

Intangible Assets

The following table presents details of the Company’s intangible assets (excluding goodwill) as of December 31, 2023 and 2022:

	IP/ Technology	Tradename Trademarks	Non- Competes	Total
Balances at December 31, 2022:	$394,984	$2,801,290	$94,968	$3,291,242
Intangibles acquired	-	-	-	-
Less: Amortization	62,568	300,816	41,064	404,448
Balances at December 31, 2023	$332,416	$2,500,474	$53,904	$2,886,794

Estimated amortization expense:

Year Ending
December 31,
2024	$404,448
2025	376,224
2026	363,384
2027	363,384
2028	363,384
Thereafter	1,015,970
Total	$2,886,794

Investments

On August 9, 2022, the Company acquired a minority interest, with the right to acquire the remaining interests, of Frontline Power Solutions LLC (“Frontline”), a Multi-state Licensed Energy Services Company (“ESCO”). Frontline  is a comprehensive energy service Company with the ability to operate in deregulated markets across the country and provide energy supply agreements to all sizes of commercial, industrial, and institutional properties. The Company signed a Membership Interest Purchase Agreement (“MIPA”) with Frontline whereby the Company agreed to: (i) make an investment in Frontline for a 13.3% membership interest in exchange for $100,000 of the Company’s shares (the number of shares determined by a 30-day volume weighted average price (“vwap”) calculation, which were subsequently fair valued on August 9, 2022); (ii) issue a Promissory Note to Frontline for $150,000 ; and (iii) purchase the remaining interest (86.7%) membership interest for a Cash Consideration of $500,000 minus any outstanding principal and interest outstanding under the Promissory Note, subject to certain closing conditions (the “Second Closing”). In the event that Second Closing does not occur then the Promissory Note would convert into an additional 6.6% membership interest of Frontline for a total ownership interest of 19.9% for the Company.

NOTE 5 - NOTES PAYABLE

Notes Payable

Seller Note Payable. On April 21, 2022 the Company entered into an unsecured note payable with a former owner of Boston Solar as part of the Boston Solar acquisition. The face value of the note is $1,000,000 with no stated interest. Principal payments are due as follows: $250,000 due October 31, 2022, $250,000 due April 30, 2023, and $500,000 due October 31, 2023. The fair value of the note was determined to be $897,306 at the date of acquisition with the difference between the stated value and the fair value being amortized to interest expense over the 18-month period. The note is in default. On August 9, the noteholder filed a motion for summary judgement in lieu of complaint (the “Motion”) seeking an order that the entire balance of the note and associated expenses with collection of the note are due. The Company has opposed the motion. It also has and will continue to pursue resolutions, including conversion of the principal into equity with the noteholder to satisfy the obligation. As of December 31, 2023, all motions have been submitted to the court and the Company expects to have the initial decision within eighteen months. At December 31, 2023, all of the remaining balance, $750,000, is included in current portion of notes payable.

Note Purchase Agreement. In July 2021, the Company entered into a Note Purchase Agreement with Bucktown Capital LLC (“BCL”) whereby the Company agreed to issue and sell to BCL a promissory note in the principal amount of $1,580,000 (the “Note”). The Note bears interest at the rate of Eight Percent (8%) per annum and provides that for the calendar quarter beginning on January 1, 2022 and continuing for each calendar quarter thereafter until the Note is paid in full, the Company will make quarterly cash payments to BCL equal to $250,000. The Company may choose the frequency and amount of each payment (subject to a minimum payment of $50,000) during each applicable quarter so long as the aggregate amount paid during each quarter is equal to $250,000. The Note matures in July 2023. The Note contains the following covenants: (i) Company will timely file on the applicable deadline all reports required to be filed with the SEC pursuant to Sections 13 or 15(d) of the 1934 Act, and will take all reasonable action under its control to ensure that adequate current public information with respect to Company, as required in accordance with Rule 144 of the 1933 Act, is publicly available, and will not terminate its status as an issuer required to file reports under the 1934 Act even if the 1934 Act or the rules and regulations thereunder would permit such termination; (ii) the common stock shall be listed or quoted for trading on any of (a) NYSE, (b) NASDAQ, (c) OTCQX, (d) OTCQB, or (e) OTC Pink; (iii) trading in Company’s common stock will not be suspended, halted, chilled, frozen, reach zero bid or otherwise cease trading on Company’s principal trading market for more than two (2) consecutive Trading Days; and (iv) Company will not enter into any financing transaction with John Kirkland or any of his affiliated entities. In December 2023 BCL and the Company entered into an agreement whereby BCL converted $200,000 of the outstanding principal balance into common shares of the Company. At December 31, 2023, the note is in default and all of the remaining balance, $1,004,378, is included in current portion of notes payable. Additionally, at December 31, 2023, there has been no Liquidity Event and there have been no default provisions exercised.

OID Purchase Agreement. On October 25, 2022, the Company entered a Securities Purchase Agreement (the “OID Purchase Agreement”) with 622 Capital, LLC (“622 Capital”), whereby 622 Capital purchased from the Company, and the Company issued, (i) an aggregate principal amount of $600,000 of 20% original issue discount senior notes (each, a “Note” and collectively, the “Notes”), and (ii) 2,620,545 shares of common stock, par value $0.0001 per share, of the Company. In December 2023, all of the principal balance plus accrued interest was converted into common shares.  At December 31, 2023, there is no principal balance outstanding.

SBA Loan. In May 2020, the Company received loan proceeds of $150,000 under the SBA’s Economic Injury Disaster Loan program (“EIDL”). The EIDL dated May 22, 2020, bears interest at 3.75%, has a 30-year term, is secured by substantially all assets of the Company, and is due in monthly installments of $731 beginning May 1, 2021. At December 31, 2023, $32,164 is included in the current portion of notes payable and $117,836 is included in long-term notes payable.

Settlement and Release Agreement.  In March 2023, Boston Solar entered into a settlement and release with a third party in which Boston Solar agreed to make payments totaling $500,000 over a 30-month period. At December 31, 2023, $90,000 is included in current portion of notes payable and $215,000 is included in long-term notes payable.

Other.  In December 2023 the Company entered into short-term note payable with a third party in the amount of $49,980.  At December 31, 2023, all of the balance is included in the current portion of notes payable.  At December 31, 2023, Boston Solar has a note payable in the amount of $20,807 related to a service truck, $7,530 of which is included in current portion of notes payable.

Convertible Notes Payable

Purchase Agreement. On April 21, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Cameron Bridge LLC, Target Capital LLC, and Walleye Opportunities Master Fund Ltd. (collectively the “Investors”), whereby the Investors purchased from the Company, and the Company issued, an aggregate principal amount of $4,885,353 of 15% original issue discount convertible promissory notes (each, a “Note” and collectively, the “Notes”), and (ii) warrants to purchase shares of common stock of the Company (each, a “Warrant” and collectively, the “Warrants”). Pursuant to the terms of the Purchase Agreement the Company (and or Boston Solar) also entered into the following agreements (also collectively referred to as the “Transaction Documents”): Registration Rights Agreement, Assignment of Boston Solar Membership Interest, Guarantor Security Agreement, Guaranty, and Pledge and Escrow Agreement. In order to secure the full and timely payment and performance of all of the Company’s obligations to the Investors under the Transaction Documents, the Company agreed to transfer, pledge, assign, and grant to the Investors a continuing lien and security interest in all right, title and interest of the Company’s 80.1% of the issued and outstanding Membership Interests of Boston Solar. Boston Solar guaranteed the obligations of the Company under the Notes and granted the Investors a security interest in and pledged its assets as collateral for the Notes, in the event of a default on the terms of the Notes. The Company agreed that it will prepare and, as soon as practicable, but in no event later than the Filing Deadline (as defined below), file with the SEC a registration statement; registering for resale (a) at least the number of shares of common stock equal to 125% of the sum of the maximum number of shares of common stock issuable upon conversion of the Notes at the initial conversion price thereof, and (b) 100% of the Warrant Shares (the “Initial Required Registration Amount”). The Registration Statement filed hereunder shall be on Form S-1 in connection with the Liquidity Event. “Liquidity Event” means a public offering of common stock (or units consisting of common stock and warrants to purchase common stock), resulting in the listing for trading of the common stock on the NYSE American, the Nasdaq Capital Market, the Nasdaq Global Market, the Nasdaq Global Select Market, or the New York Stock Exchange (or any successors to any of the foregoing). “Filing Deadline” means: (i) with respect to the Initial Registration Statement, the earlier of (a) the date that a Registration Statement is filed in connection with the Liquidity Event and (b) 180 days. Each Note was designated as a 15% Convertible Promissory Note due the earlier of January 21, 2023 or upon the occurrence of the Liquidity Event. Upon an Event of Default, interest on the Notes immediately accrues thereafter at a rate equal to 18% per annum which shall be paid in cash monthly until the Default is cured. The Company shall have the option to prepay the Notes at any time after the Original Issue Date prior to or on the Maturity Date at an amount equal to 120% of the Prepayment Amount. Upon or following the occurrence of a Liquidity Event or an Event of Default, at the option of the holder, the Notes are convertible into Conversion Shares. The number of Conversion Shares to be issued upon each conversion is determined by dividing the Conversion Amount by the applicable Conversion Price then in effect, if the holder does not exercise its option to convert this Note upon or following the occurrence of a Liquidity Event, the Company shall be required to pay the amounts owing thereunder on the Liquidity Date in cash, as required therein. The Company shall not affect any conversion of the Notes, and a holder shall not have the right to convert any portion of the Notes, to the extent that after giving effect to the conversion, the holder (together with the holder’s Affiliates, and any other Persons acting as a group together with the Holder or any of the holder’s Affiliates would beneficially own in excess of 4.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion thereof. The holder, upon notice to the Company, may increase or decrease such percentage, but in no event shall it exceed 9.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the Note held by the holder. In December 2023, all of the principal balance plus accrued interest was converted into common shares and pre-funded warrants.  At December 31, 2023, there is no principal balance outstanding.

Seller Note Payable in Shares. On April 21, 2022, the Company issued an unsecured 36-month seller note to the chief executive officer of Boston Solar in the amount of $1,940,423 payable in shares of the Company’s common stock based on the vwap of the Company’s common stock over the 60 trading days prior to April 21, 2022. The payments begin six months after April 21, 2022 and are paid quarterly over 30 months. The fair value of the note was determined to be $1,252,272. The difference between the stated value and the fair value is being amortized to interest expense over the 36-month period. At December 31, 2023, all of the note, $1,587,619, is included in current portion of convertible notes payable.

Seller Convertible Note. On April 21, 2022, the Company issued an unsecured convertible note of $976,016 to the chief executive officer of Boston Solar, payable in cash or in shares of the Company’s common stock at the holder’s option at a 20% discount to the market based on a predetermined formula. The stated interest rate on the note is 12.5%. The fair value of the note on April 21, 2022, was determined to be $1,378,111, a premium of $409,095. The note is due March 31, 2023. In December 2023, all of the principal balance plus accrued interest was converted into common shares.  At December 31, 2023, there is no principal balance outstanding.

Promissory Note.  On February 7, 2023, the Company entered into a securities purchase agreement providing for the issuance of a Convertible Promissory Note (“Promissory Note”) in the principal amount of $284,760, with an original issue discount of $30,510.  A one-time interest charge of 12% was applied on the issuance date to the principal ($284,760 *.12 = $34,171). Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in ten (10) payments each in the amount of $31,893 (a total payback to the holder of $318,931). The first payment was paid March 30, 2023, with nine (9) subsequent payments due each month thereafter. If an event of default occurs and the holder exercises the option to convert, the conversion price (the “Conversion Price”) shall mean 75% multiplied by the lowest trading price for the common stock during the ten (10) trading days prior to the conversion date (representing a discount rate of 25%) (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). In December 2023, all of the principal balance plus accrued interest was converted into common shares.  At December 31, 2023, there is no principal balance outstanding.

Promissory Note 2.  On June 26, 2023, the Company entered into a securities purchase agreement providing for the issuance of a Convertible Promissory Note (“Promissory Note 2”) in the principal amount of $118,650, with an original issue discount of $13,640.  A one-time interest charge of 12% was applied on the issuance date to the principal ($118,650 *.12 = $14,238). Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in nine (9) payments each in the amount of $14,765 (a total payback to the holder of $132,888). The first payment is due July 30, 2023, with eight (8) subsequent payments due each month thereafter. If an event of default occurs and the holder exercises the option to convert, the conversion price (the “Conversion Price”) shall mean 75% multiplied by the lowest trading price for the common stock during the ten (10) trading days prior to the conversion date (representing a discount rate of 25%) (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). At December 31, 2023, all of the note balance, $30,312, is included in current portion of convertible notes payable.

Promissory Note 3.  On August 28, 2023, the Company entered into a securities purchase agreement providing for the issuance of a convertible promissory note (“Promissory Note 3”) in the principal amount of $130,000 with a maturity date of May 28, 2024. The holder of the Promissory Note 3 shall have the right from time to time, and at any time during the period beginning on the date of issuance and ending on the later of: (i) the maturity date and (ii) the date of payment of the default amount (as defined in the convertible promissory note), to convert all or any part of the outstanding and unpaid amount of Promissory Note 3 into fully paid and non-assessable shares of common stock, at the conversion price which shall mean 75% multiplied by the lowest trading price for the common stock during the ten (10) trading days prior to the conversion date (representing a discount rate of 25%) (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). At December 31, 2023, all of the note balance, $130,000, is included in current portion of convertible notes payable.

Promissory Note 4. On October 3, 2023, the Company entered into a securities purchase agreement providing for the issuance of a Convertible Promissory Note (“Promissory Note 4”) in the principal amount of $78,500, with an interest rate of 12% and a maturity date of July 30, 2024. The holder of the Promissory Note 4 shall have the right from time to time, and at any time during the period beginning on the date of issuance and ending on the later of: (i) the maturity date and (ii) the date of payment of the default amount (as defined in the convertible promissory note), to convert all or any part of the outstanding and unpaid amount of Promissory Note 4 into fully paid and non-assessable shares of common stock, at the conversion price which shall mean 75% multiplied by the lowest trading price for the common stock during the ten (10) trading days prior to the conversion date (representing a discount rate of 25%) (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). At December 31, 2023, all of the note balance, $78,500, is included in current portion of convertible notes payable.

 Promissory Note 5.  On October 10, 2023, the Company entered into a securities purchase agreement providing for the issuance of a Convertible Promissory Note (“Promissory Note 5”) in the principal amount of $145,205, with an original issue discount of $16,705.  A one-time interest charge of 12% was applied on the issuance date to the principal ($145,205 *.12 = $17,424). Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in nine (9) payments each in the amount of $18,070 (a total payback to the holder of $162,629). The first payment is due November 15, 2023, with eight (8) subsequent payments due each month thereafter. If an event of default occurs and the holder exercises the option to convert, the conversion price (the “Conversion Price”) shall mean 75% multiplied by the lowest trading price for the common stock during the ten (10) trading days prior to the conversion date (representing a discount rate of 25%) (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). At December 31, 2023, all of the note balance, $109,065, is included in current portion of convertible notes payable.

NOTE 6 – LEASES

Boston Solar was acquired on April 21, 2022 and has fixed rate non-cancelable operating lease agreements for office, warehouse, and parking real estate, vehicles, and tools. The monthly operating lease payments for real estate are from $4,789 to $20,231 and end September 2027. Vehicle leases range from $549 to $1,241 per month, and their end dates from June 2024 to September 2026. Tools lease payments are $1,285 per month and end March 2027. Total lease expense for the year ended December 31, 2023 was $389,120. At April 21, 2022, as part of the acquisition, the Company recognized initial ROU assets and lease liabilities related to Boston Solar of $1,400,278 and $(1,400,278), respectively.

Future minimum lease payments are as follows:

Year Ending
December 31
2024	$441,118
2025	437,132
2026	408,562
2027	277,852
2028	25,896
Total	1,590,560
Less: Interest	(198,859)
Present value of lease liabilities	1,391,701
Less: Current portion	(345,442)
Lease liability, net of current portion	$1,046,259

NOTE 7 - STOCKHOLDERS’ EQUITY

Class A Convertible Preferred Shares

As of December 31, 2023 and 2022, the Company had authorized 80,000,000 shares of Class A Convertible Preferred Stock (“Class A Stock”) with $0.0001 par value per share, of which 1,000,000 and 75,725,981 shares were issued and outstanding as of December 31, 2023 and 2022, respectively. Each share of Class A Stock is convertible at any time into one tenth (1/10) share of common stock. No dividends are payable unless declared by the Board of Directors. On April 17, 2023, all of the then outstanding Class A Stock was converted into common stock at a ratio of one share of Class A Stock into 20 shares of common stock. The reduction in the per-share ratio of 25 shares of common stock to 20 shares resulted in a deemed dividend credit, which is reflected in Net Income Available for Common Stockholders.

Class B Convertible Preferred Stock

As of  December 31, 2023 and 2022, the Company had authorized 1,500 shares of Class B Preferred Stock, $0.0001 par value per share, of which 0 shares were issued and outstanding as of December 31, 2023, and 2022.

Class C Convertible Preferred Stock

As of December 31, 2023 and 2022, the Company had authorized 1,500 shares of Class C Preferred Stock, of which 0 and 19 shares were issued and outstanding as of December 31, 2023 and 2022, respectively.

Class D Convertible Preferred Shares

As of December 31, 2023 and 2022, the Company had authorized 2,000 shares of  Class D Preferred Stock, of which 0 and 2,000 shares were issued and outstanding as of December 31, 2023 and 2022, respectively. The Company has the right to redeem the Class D Preferred Stock, in accordance with the terms stated by the Certificate of Designation. The Company shall pay a dividend of 3% per annum on the Class D Preferred Stock. Dividends shall be paid quarterly, and at the Company’s discretion, in cash or Class D Preferred Stock calculated at the purchase price. The Stated Value of the Class D Preferred Stock is $1,200 per share. On September 8, 2022, the Company amended the conversion rights so that each share of the Class D Preferred Stock is convertible, at any time and from time to time from and after the issuance at the option of the Holder thereof, into that number of shares of common stock (subject to Beneficial Ownership Limitations) determined by dividing the Stated Value of such share by (a) $42.20; and (b) where applicable, a fixed price equaling 100% of the lowest traded VWAP for the fifteen (15) trading days preceding a conversion.

Class E Convertible Preferred Shares

As of December 31, 2023 and 2022, the Company had authorized 5,000 and 2,500 shares, respectively, of  Class E Preferred Stock, of which 0 and 1,920 shares were issued and outstanding as of December 31, 2023 and 2022, respectively. The Company shall pay a dividend of 8% per annum on the Class E Preferred Stock. Dividends shall be paid quarterly, and at the Company’s discretion, in cash or Class E Preferred Stock calculated at the purchase price. The Stated Value of the Class E Preferred Stock is $1,200 per share. The Class E Preferred Stock will vote together with the common stock on an as-converted basis subject to the Beneficial Ownership Limitations (as set forth in the Certificate of Designation).The conversion price (the “Conversion Price”) for the Class E Preferred Stock is the amount equal to the lower of (1) a fixed price equaling the closing price of the common stock on the trading day immediately preceding the date of the GHS Purchase Agreement, and (2) 100% of the lowest VWAP of the Company’s common stock during the fifteen (15) trading days immediately preceding, but not including, the Conversion Date. From the date of issuance until the date when the original holder no longer holds any shares of Class E Preferred Stock, upon any issuance by the Company or any of its subsidiaries of common stock or common stock equivalents for cash consideration, Indebtedness or a combination of units thereof (a “Subsequent Financing”), such holder may elect, in its sole discretion, to exchange (in lieu of conversion), if applicable, all or some of the shares of Class E Preferred Stock then held for any securities or units issued in a Subsequent Financing on a $1 for $1 basis. Upon a Subsequent Financing, such holder of at least one hundred (100) shares of Class E Preferred Stock shall have the right to participate in up to an amount of the Subsequent Financing equal to 100% of the Subsequent Financing on the same terms, conditions and price provided for in the Subsequent Financing.

Undesignated Preferred Shares

As of December 31, 2023 and 2022, a total of 19,990,000 and 19,992,500 shares, respectively, of preferred stock remain undesignated and unissued.

Common Stock

As of December 31, 2023 and 2022, the Company’s authorized common stock was 192,307,693 and 5,000,000,000 shares, at $0.0001 par value per share, respectively, with 4,351,638 and 10,974 shares issued and outstanding as of December 31, 2023 and 2022, respectively.

On July 20, 2023, the Company affected a 1 for 400 reverse stock split of the Company’s common stock. At the effective time of the reverse stock split, every 400 shares of issued and outstanding common stock were converted into one (1) share of issued and outstanding common stock. The number of authorized shares and the par value per share of the common stock and the number of authorized or issued and outstanding shares of the Company’s preferred stock remained unchanged. As a result of the reverse stock split, the Company further adjusted the share amounts under its employee incentive plan which had no outstanding options and common stock warrant agreements with third parties.

On December 14, 2023, the Company affected a 1 for 26 reverse stock split of the Company’s common stock, and a proportionate related reduction in the number of the Company’s authorized shares of Common Stock from 5,000,000,000 to 192,307,693. At the effective time of the reverse stock split, every 26 shares of issued and outstanding common stock were converted into one (1) share of issued and outstanding common stock. The par value per share of the common stock and the number of authorized or issued and outstanding shares of the Company’s preferred stock remained unchanged. As a result of the reverse stock split, the Company further adjusted the share amounts under its employee incentive plan which had no outstanding options and common stock warrant agreements with third parties.

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

The Equity Financing Agreement grants the Company the right, from time to time at its sole discretion (subject to certain conditions) during the Contract Period, to direct GHS to purchase shares of Common Stock on any business day (a “Put”), provided that at least ten trading days has passed since the most recent Put. The Purchase Price of the Put shall be 80% of the traded price of the Common Stock during the ten (10) consecutive Trading Days preceding the relevant Trading Day on which GHS receives a Put Notice. Following an up-list of the Company’s Common Stock to the NASDAQ or equivalent national exchange, the Purchase Price shall be 90% of the Market Price, subject to a floor price of $.02 per share, below which the Company shall not deliver a Put.

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

Shares issued during the year ended December 31, 2023

On January 4, 2023, the Company issued 481 shares of common stock to a board member of the Company in exchange for conversion of 200,000 shares of Class A Preferred Stock.

On January 24, 2023, the Company issued 113 shares of common stock to GHS in exchange for 52 shares of Class C Preferred Stock.

On February 3, 2023, the Company issued 145 shares of common stock as payment of principal on the seller note payable.

On February 6, 2023, the Company issued  61 shares of common stock related to an exclusivity agreement.

On February 9, 2023, the Company issued  567 shares of common stock to the family member of a former officer in exchange for conversion of 236,000 shares of Class A Preferred Stock.

On February 22, 2023, the Company issued 220 shares of common stock to GHS in exchange for 100 shares of Class D Preferred Stock.

On March 22, 2023, the Company issued 141 shares of common stock pursuant to the Equity Financing Agreement.

On April 10, 2023, the Company issued 211 shares of common stock pursuant to the Equity Financing Agreement.

On April 17, 2023, the Company issued 52,151 shares of common stock to a former officer and related family members in exchange for conversion of 27,118,665 shares of Class A Preferred Stock.

On April 17, 2023, the Company issued 37,237 shares and 23,413 shares of common stock to the Chief Executive Officer and Chief Financial Officer, respectively, in exchange for conversion of 19,363,285 shares and 12,175,000 shares of Class A Preferred Stock, respectively.

On April 17, 2023, the Company issued 20,329 shares of common stock to a member of the board of directors in exchange for 10,571,000 shares of Class A Preferred Stock.

On April 17, 2023, the Company issued 20,262 shares of common stock in exchange for 10,536,049 shares of Class A Preferred Stock.

On April 24, 2023, the Company issued 270 shares of common stock pursuant to the Equity Financing Agreement.

On April 28, 2023, the Company issued 128 shares of Class E Preferred Stock for cash.

On June 1, 2023, the Company issued 238 shares of common stock in exchange for 50 shares of Class D Preferred Stock.

On June 29, 2023, the Company issued 586 shares of common stock in exchange for 100 shares of Class D Preferred Stock.

On July 20, 2023, the Company issued 569 shares of common stock to directly owned shareholders for rounding up of shares related to reverse share split.

On July 21, 2023, the Company issued 1,644 shares of common stock for services and acquisition expenses.

On August 7, 2023, the Company issued 108,823 shares of common stock to shareholders in street name for rounding up of shares related to the reverse share split.

On September 5, 2023, the Company issued 4,208 shares of common stock in exchange for 100 shares of Series D Preferred Stock.

On October 10, 2023, the Company issued 2,371 shares of common stock in exchange for 49% of Box Pure Air.

On October 19, 2023, the Company issued 5,569 shares of common stock in exchange for 50 shares of Class D Preferred Stock.

On various dates in October 2023, the Company issued 7,551 shares of common stock in exchange for conversion of debt.

On October 19, 2023, the Company issued 8,805 shares of common stock pursuant to the Equity Financing Agreement.

On November 9, 2023, the Company issued 3,466 shares of common stock pursuant to the Equity Financing Agreement.

On November 21, 2023, the Company issued 18,319 shares of common stock in exchange for conversion of debt.

On November 29, 2023, the Company issued 8,479 shares of common stock pursuant to the Equity Financing Agreement.

On December 19, 2023, the Company issued 800,000 shares of common stock for cash pursuant to a registered direct offering.

On various dates in December 2023, the Company issued 1,411,365 shares of common stock for services.

On various dates in December 2023, the Company issued 802,124 shares of common stock in exchange for conversion of debt.

On various dates in December 2023, the Company issued 987,315 shares of common stock resulting from the exercise of pre-funded warrants.

Warrants

On December 14, 2023, SinglePoint Inc. entered into an underwriting agreement with Alexander Capital, LP, as representative of the underwriters party thereto (together, with the Representative, the “Underwriters”), related to the Company’s public offering (the “Offering”) of 800,000 shares of common stock, par value $0.0001 per share, of the Company (the “Firm Shares”). In connection with the Offering, and as partial underwriting consideration, the Company issued warrants for the purchase of an aggregate of 16,000 shares of common stock (the “Underwriter Warrants”) to the Underwriters.  The Underwriter Warrants, subject to a 180-day lock-up restriction, are exercisable for a five-year period commencing on the date of commencement of sales of securities pursuant to the Registration Statement at an exercise price of $6.50, equal to 130% of the offering price per share sold in the Offering. The Offering occurred on December 19, 2023.

The Company entered into conversion agreements with the holders of the Company’s outstanding shares of Class D preferred stock and Class E preferred stock under which such holders agreed to convert all their shares into Common Stock as of December 15, 2023. As a result of the conversions, in connection with the Offering, the Company issued approximately 1,533,388 shares of its Common Stock, with a portion of such shares issuable upon the exercise of pre-funded warrants that were issued to the holder in lieu of shares of Common Stock. The pre-funded warrants require the payment of an additional $0.01 per warrant and the written notice of exercise to the Company to convert the pre-funded warrant into one share of the common stock of the Company. At December 31, 2023, there were 2,971,410 pre-funded warrants issued and outstanding.

At December 31, 2023, there were 4,394,119 warrants issued and outstanding related to the Purchase Note (see Note 5 – Notes Payable) with an exercise price of $520 per share.

At December 31, 2023, there were 397 warrants issued and outstanding related to GHS with an exercise price of $1,144 per share.

NOTE 8 - RELATED PARTY TRANSACTIONS

In December 2023, all of the debt and accrued interest related to a former officer of the Company were converted into 269,921 shares of common stock with terms consistent with non-related party debt conversions.

In December 2023, debt and accrued interest of $336,258 related to a former officer of Boston Solar was converted into common shares.

As of December 31, 2023, the chief executive officer of the Company and an officer of a subsidiary had advanced to the Company $12,086 and $10,570, respectively.

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

Seller Note Payable. On April 21, 2022, the Company entered into an unsecured note payable with a former owner of Boston Solar as part of the Boston Solar acquisition. At December 31, 2023, the remaining balance was $750,000. On August 9, 2023, the noteholder filed a motion for summary judgement in lieu of complaint (the “Motion”) seeking an order that the entire balance of the note and associated expenses with collection of the note are due. The Company has opposed the motion. It also has and will continue to pursue resolutions, including conversion of the principal into equity with the noteholder to satisfy the obligation. As of December 31, 2023, the note was in default, all motions have been submitted to the court and we expect to have the initial decision within eighteen months.

Equity Incentive Plan

On January 30, 2020, the Company adopted the 2019 Equity Incentive Plan (the “Plan”) to provide additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons. As of the date of this report the Company has not issued any awards under the Plan.

NOTE 10 - REVENUE CLASSES AND CONCENTRATIONS

Selected financial information for the Company’s operating revenue for disaggregated revenue purposes are as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022

Revenue by product/service lines:

Retail	$724,172	$2,309,535
Distribution	1,845	2,931
Services	25,593,846	19,473,683
Total	$26,319,863	$21,786,149

Revenue by subsidiary:

Singlepoint (parent company)	$14,698	$26,888
Boston Solar	25,559,983	19,124,124
Box Pure Air	704,540	2,277,732
Non-Core	40,642	357,405
Total	$26,319,863	$21,786,149

No customers comprised 10% or greater of the Company's revenue for the years ended December 31, 2023 and 2022. No customer comprised 10% or greater of the Company’s accounts receivable as of December 31, 2023. One customer comprised 27% of the Company’s accounts receivable as of December 31, 2022.

NOTE 11 – INCOME TAXES

The components of income tax expense for the years ended December 31, 2023, and 2022 consist of the following:

	2023	2022
Federal tax statutory rate	21.0%	21.0%
Permanent differences	(14.1)%	(6.8)%

Temporary differences	0.5%	(5.9)%
Valuation allowance	(7.4)%	(8.3)%
Effective rate	0%	0%

Significant components of the Company’s estimated deferred tax assets and liabilities as of December 31, 2023 and 2022 are as follows:

	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$5,600,000	$3,700,000
Temporary differences	90,000	(520,000)

Total deferred tax asset	5,510,000	3,180,000

Valuation allowance	(5,510,000)	(3,180,000)
	$-	$-

The Company has net operating losses (“NOLs”) as of December 31, 2023, of approximately $26.8 million for federal tax purposes, which will expire in varying amounts through 2043. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code ("IRC") Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry-forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs could be substantially limited. The Company has no tax provision for the years ended December 31, 2023 and 2022 due to the net losses and full valuation allowances against net deferred tax assets.

NOTE 12 - SUBSEQUENT EVENTS

Acquisition of Remaining Interest in Boston Solar

On January 1, 2024, the Company entered into an agreement with the owner of 19.9% of Boston Solar (“Minority Owner”) pursuant to which the Company agreed to purchase the 19.9% of Boston Solar from the Minority Owner in exchange for: (i) a six (6) month convertible note in the amount $275,000; and (ii) a twelve (12) month convertible note in the amount $275,000.  Additionally, the Company agreed to convert the Seller Note Payable in Shares (which is owned by the Minority Owner) into common shares of the Company as a price of $3.50 per share which would result in approximately 504,006 common shares.  As a result of the transaction, the Company owns 100% of Boston Solar.

Exchange Agreements

On February 22, 2024, the Company and Bucktown Capital, LLC, a Utah limited liability company (“Lender”), entered into an Exchange Agreement, dated February 16, 2024 (the “Exchange Agreement”), pursuant to which the Company and Lender agreed to (i) partition a new promissory note (the “Partitioned Note”) from that certain promissory note dated July 13, 2021 in the original principal amount of $1,580,000 (the “Original Note”) and then cause the outstanding balance of the Original Note to be reduced to $95,000; and (ii) exchange the Partitioned Note for the delivery of the 296,652 shares of Company’s common stock, par value $0.0001.

On May 21, 2024 and May 22, 2024, the Company and the Lender entered into a series of exchange agreements, pursuant to which the Company and Lender agreed to (i) partition new promissory notes from that certain promissory note dated July 13, 2021 in the original principal amount of $1,580,000 and then cause the outstanding balance of the Original Note to be reduced by $360,000; and (ii) exchange the Partitioned Notes for the delivery of an aggregate amount of 2,518,186 shares of the Company’s Common Stock, par value $0.0001.

On May 29, 2024 and May 30, 2024, the Company and the Lender, entered into a series of exchange agreements, pursuant to which the Company and Lender agreed to (i) partition new promissory notes from that certain promissory note dated July 13, 2021 in the original principal amount of $1,580,000 and then cause the outstanding balance of the Original Note to be reduced by $423,500; and (ii) exchange the Partitioned Notes for the delivery of an aggregate amount of 2,935,557 shares of the Company’s Common Stock, par value $0.0001.

On June 18, 2024, the Company and the Lender, entered into an exchange agreement pursuant to which the Company and Lender agreed to (i) partition a new promissory note from that certain promissory note dated July 13, 2021 in the original principal amount of $1,580,000 and then cause the outstanding balance of the Original Note to be reduced by approximately $133,912; and (ii) exchange the Partitioned Note for the delivery of an aggregate amount of 1,077,851 shares of the Company’s common stock, par value $0.0001. There is no principal amount outstanding on the Original Note following the consummation of the transaction pursuant to the Exchange Agreement.

Securities Purchase Agreements

On February 23, 2024, the Company entered into Securities Purchase Agreements, that were effective February 27, 2024, with 1800 Diagonal Lending LLC, an accredited investor (“DL”) pursuant to which the Company issued to DL a Promissory Note (the “DL Note 1”) in the aggregate principal amount of $156,000 with an original issue discount of $26,000 resulting in net proceeds to the Company of $125,000, and a second Promissory Note (the “DL Note 2” and collectively with DL Note 1 the “DL Notes”) in the aggregate principal amount of $163,585 with an original issue discount of $18,819.66 resulting in net proceeds to the Company of $125,000. The DL Notes have maturity dates of November 30, 2024, and the Company has agreed to pay interest on the unpaid principal balance of the DL Note 1 at the rate of 15% per annum, and 12% per annum on the DL Note 2, from the date on which the DL Notes were issued, respectively. A one-time interest charge of 15% or $23,400, and 12% or $19,630 were applied on the issuance dates of the DL Note 1 and DL Note 2, respectively, to the principal amounts owed under the DL Notes. The Company has right to accelerate payments or prepay in full the DL Notes at any time with no prepayment penalty. The DL Notes are not secured by any collateral or any assets of the Company. The outstanding principal amount of the DL Notes may be converted into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in the event of default (missed payment). In the event of default under the DL Notes, DL may convert the DL Notes into shares of the Company’s common stock at a conversion price equal to 75% of the lowest trading price during the 10-day period immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an event of default, the DL Notes shall become immediately due and payable, and the Company shall pay to DL in full satisfaction of its obligations under the DL Notes, and the Default Amount (as defined in the DL Notes) as set forth in the DL Notes. In no event shall DL be allowed to affect a conversion of the DL Notes into Common Stock if such conversion, along with all other shares of Company Common Stock beneficially owned by DL and its affiliates would exceed 4.99% of the outstanding shares of the Common Stock of the Company. The issuances of the DL Notes were made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(a)(2) of the Act.

Listing Qualifications Notification Letters

On February 28, 2024, the Company received a notification letter from the Listing Qualifications Department of The Cboe BZX Exchange, Inc. (“Cboe BZX”) notifying the Company that its Common Stock did not maintain a minimum bid price of $1 over thirty (30) consecutive business days as required by Cboe BZX Listing Rule 14.9(e)(1)(B) (the “Minimum Bid Price Requirement”). The receipt of the Cboe notification letter does not result in the immediate delisting of the Company’s Common Stock from the Cboe BZX and has no immediate effect on the listing or trading of the Company’s Common Stock on the Cboe BZX, under the symbol “SING.” This determination starts a 180-day period ending on August 26, 2024, for the Company to comply with the Minimum Bid Price Requirement. If at any time before August 26, 2024, the closing bid price of the Company's Common Stock is at least $1 for a minimum of 10 consecutive business days, unless the Cboe BZX exercises its discretion to extend this 10 day period, the Company will be deemed to have regained compliance with the Minimum Bid Price Requirement, following which, Cboe BZX will provide a written confirmation of compliance and the matter will be closed. In the event that the Company does not regain compliance by August 26, 2024, the Company may be eligible for an additional 180 calendar day grace period provided that it meets the applicable market value of publicly held shares required for continued listing and other applicable standards for initial listing of its Common Stock on the Cboe BZX (other than the Minimum Bid Price Requirement). To be eligible, the Company will also need to provide a written notice of its intention to cure the deficiency during this second compliance period. If the Company does not regain compliance with the Minimum Bid Price Requirement during the second 180 calendar day grace period, and is ineligible for an additional grace period, Cboe BZX will provide written notice that the Common Stock of the Company is subject to delisting from the Cboe BZX. In that event, the Company may appeal the determination to a Cboe BZX hearings panel.

On April 17, 2024, the Company received a notification letter from the Listing Qualifications Department of the Cboe BZX notifying the Company that the Company did not timely file its Form 10-K for the year ended December 31, 2023 within the 15-day grace period (as set forth in the Form 12b-25 filed with the Securities and Exchange Commission on April 2, 2024) as required by Cboe BZX Listing Rule 14.6(c)(1) (the “Timely Filing Requirement”). The receipt of the Cboe BZX notification letter does not result in the immediate delisting of the Company’s Common Stock from the Cboe BZX and has no immediate effect on the listing or trading of the Company’s Common Stock on the Cboe BZX, under the symbol “SING.” The Cboe BZX notification letter indicated that the Company has until June 16, 2024, to submit a plan to regain compliance with the Timely Filing Requirement and that, following review of such plan, the Cboe BZX can grant an extension of up to 180 calendar days from the date of the original Cboe BZX notification letter, or until October 14, 2024, to regain compliance with the Timely Filing Requirement.

On June 4, 2024, the Company received a notification letter from Cboe BZX (the “Second Notice” and together with the First Notice, the “Notices”) notifying the Company that the Company’s failure to file its Form 10-Q for the quarter ended March 31, 2024 (the “Form 10-Q”) within the 5-day grace period (as set forth in the Form 12b-25 the Company filed with the SEC on May 16, 2024) is also a failure to comply with the Timely Filing Requirement. The receipt of the Notices does not result in the immediate delisting of the Company’s Common Stock from the Cboe BZX and has no immediate effect on the listing or trading of the Company’s Common Stock on the Cboe BZX, under the symbol “SING.” The Second Notice indicated that the Company has until June 16, 2024, to submit a plan to regain compliance with the Timely Filing Requirement with respect to both the Form 10-K and the Form 10-Q and that, following review of such plan, the Cboe BZX can grant an extension of up to 180 calendar days from the date of the First Notice, or until October 14, 2024, to regain compliance with the Timely Filing Requirement.

On June 14, 2024, the Company provided the Staff with a plan for regaining compliance with respect to the Minimum Bid Price Requirement and the Timely Filing Requirement.

On June 18, 2024, the Company received a written notice (the “Delisting Notice”) indicating that the Company has not cured the deficiencies noted in the Cboe BZX Deficiency Notices and that the Staff had determined that the Common Stock also does not meet the continued listing standards of Cboe BZX Listing Rule 14.9(e)(2)(B) (the “MVLS Standard”) as the market value of its listed securities was below the minimum of $50 million and Cboe BZX Listing Rule 14.9(e)(2)(C) (the “Net Income Standard”) as the Company’s net income from continuing operations was below the minimum of $750,000 for two of the three most recently completed fiscal years. In addition, the Staff noted in the Delisting Notice that because the Company’s Form 10-K and Form 10-Q have not been filed, the Staff is unable to determine whether the Company’s Common Stock complies with Cboe BZX Listing Rule 14.9(e)(2)(A) (the “Equity Standard” and together with the MVLS Standard and the Net Income Standard, the “Continued Listing Standards”) which requires a stockholders’ equity of at least $5 million and market value of publicly held shares of at least $15 million.  Based on the aggregate of the deficiencies with respect to the Minimum Bid Price Requirement, the Timely Filing Requirement and the Continued Listing Standards, the Staff, pursuant to its authority under Cboe BZX Listing Rule 14.2, has determined to suspend the trading of the Common Stock on June 27, 2024 and then delist it from Cboe BZX.

Under Cboe BZX Listing Rule 14.12(h), the Company may request a hearing before a Hearings Panel (the “Panel”) by submitting a written request to the chief regulatory officer of the Cboe BZX no later than 5:30 p.m. ET on June 25, 2024 and a hearing fee of $20,000 with 15 calendar days of the Delisting Notice.  A timely request for review would stay the delisting of the Common Stock for a period of 15 calendar days from June 25, 2024, or until July 10, 2024, unless the Panel decides to stay the delisting for an additional period of time.

Accordingly, the Company has already taken proactive measures and requested a hearing before the Panel, at which hearing the Company will request an extension within which to evidence compliance with Minimum Bid Price Requirement, the Timely Filing Requirement and the applicable Continued Listing Standard. The time and place of any hearing before the Panel will be determined by the Panel. The Company intends to take definitive steps in an effort to evidence compliance with the applicable continued listing requirements of the Cboe BZX. There can be no assurance that the Panel will grant the Company’s request for a stay of the delisting or continued listing.

Private Placement

On May 8, 2024, the Company completed a private placement pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) dated as of April 26, 2024 with Target 10 Capital LLC (the “Investor”). At closing, the Company received gross proceeds of $1,000,000 and issued to the Investor, (i) an aggregate principal amount of $1,250,000 of 12% original issue discount convertible promissory notes (each, a “Note” and collectively, the “Notes”), and (ii) pre-funded warrants to purchase up to 1,000,000 shares of Common Stock of the Company (each, a “Warrant” and collectively, the “Warrants”). Pursuant to the terms of the Purchase Agreement the Company and, where applicable, Boston Solar also entered into the following agreements (together with the Purchase Agreement, the Notes and the Warrants, collectively referred to as the “Transaction Documents”): the Registration Rights Agreement dated as of April 26, 2024, between the Company and the Investor (the “Registration Rights Agreement”), and the Pledge Agreement dated as of April 26, 2024 (the “Pledge Agreement”) by and among the Company, Boston Solar and the Investor.

Pursuant to the Pledge Agreement, in order to secure the full and timely payment and performance of all of the Company’s Obligations to the Investor under the Transaction Documents, the Company agreed to transfer, pledge, assign, and grant to the Investor a continuing lien and security interest in all right, title and interest of the Company’s 100% of the issued and outstanding Membership Interests of Boston Solar. Boston Solar guaranteed the obligations of the Company under the Transaction Documents and granted the Investor a security interest in and pledged its assets as collateral for the Transaction Documents, in the event of a default under the terms of any of the Transaction Documents.

Settlement Agreement

On July 11, 2024, the Company entered into a Settlement Agreement with Silverback Capital Corporation ("SCC")  to resolve outstanding overdue liabilities with different vendors totaling approximately $2.5 million. Under the terms of the agreement, the Company will issue freely tradable common stock shares to SCC, known as "Settlement Shares." The agreement is contingent on court approval following a fairness hearing under Section 3(a)(10) of the Securities Act of 1933. The number of shares issued will be determined based on the stock's trading price during a specified valuation period, with provisions for adjustment based on corporate actions or market conditions. The agreement, enforceable upon court approval, aims to fully settle the specified liabilities without cash outflow.

F-31

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President, and our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based on that evaluation, our management, including our President, and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2023 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

None.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, ages, and positions of the Company’s present executive officers and directors are set forth in the following table (1):

Name	Age	Position
William Ralston	34	Chairman of the Board and Chief Executive Officer
Corey Lambrecht	54	President, Chief Financial Officer and Director
Eric Lofdahl	61	Independent Director
Tony Thomas	56	Independent Director
Jim Rulfs	70	Independent Director

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

Corey Lambrecht

Corey Lambrecht has served as the President of the Company since November 24, 2021 and has been the Chief Financial Officer of the Company since January 17, 2020. In addition to his executive roles, Mr. Lambrecht was appointed as a director of the Company on May 19, 2021. Prior to joining the Company, Mr. Lambrecht served as a public company executive for over 20 years, cultivating broad experience in strategic acquisitions, corporate turnarounds, new business development, pioneering consumer products, corporate licensing and interactive technology services. He has held various executive roles at a number of public companies with responsibilities including day ¬to ¬day business operations, management, raising capital, board communication and investor relations. He is a Certified Director from the UCLA Anderson Graduate School of Management Accredited Directors Program. Mr. Lambrecht has served as a director of CUI Global, Inc., now Orbital Infrastructure Group, Inc. (NASDAQ: OIG), since 2007; throughout this time, he has served multiple terms on the audit committee and currently serves as the compensation committee chairman and the chairman of the investment committee for that company’s board of directors. Mr. Lambrecht is a current director and Chief Operating Officer (“COO”) of American Rebel Holdings, Inc. (NASDAQ: AREB) where, prior to his appointment as the COO in the third quarter of 2023 he served as the lead outside director, and was a member of the audit committee and the chairman of the compensation committee. From July 2016 through December 2019, Mr. Lambrecht also served on the Board of ORHub, Inc. (OTC: ORHB). He previously served as a Board Member for Lifestyle Wireless, Inc., which, in 2012, merged into the Company. In December 2011, Mr. Lambrecht joined the board of directors of Guardian 8 Holdings, a leading non¬-lethal security product company, serving as a member of the board until early 2016. Mr. Lambrecht served as the President and Chief Operating Officer at Earth911 Inc., a subsidiary of Infinity Resources Holdings Company (OTC: IRHC) from January 2010 to July 2013. We believe Mr. Lambrecht is qualified to serve as a member of our board of directors because of the perspective, extensive public company and management experience he brings as the President and Chief Financial Officer of the Company.

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

Tony Thomas

Tony Thomas joined our board in December 2023. He is the President of Point Hill Capital, a strategic advisory Firm, founding Managing Director of SCI Ventures, a family office investing primarily in media, communications and technology companies and a General Partner of Syncom Venture Management, a manger of institutional venture capital funds. At Point Hill, Mr. Thomas leads consulting engagements for privately held companies across numerous sectors including health care, cybersecurity, communications, technology and energy. These engagements routinely involve leading capital raising efforts, M&A activities, deal structuring, due diligence and post transaction strategy execution. As a venture capital investor at SCI Ventures and Syncom Venture Management Mr. Thomas has been a senior member of the management team of a venture capital firm primarily focused on investing in minority entrepreneurs and companies whose products and services super-serve underserved communities. His primary responsibilities include sourcing investment opportunities, representing the firms on the Boards of Directors of portfolio companies, providing hands-on portfolio management services from advising on corporate strategy to fund raising to acting in the capacity of an interim CEO/COO/CFO as needed. Mr. Thomas received his B.B.A in Accounting from Loma Linda University and his M.B.A. in Finance and International Business from Pennsylvania State University.

Family Relationships

There are no family relationships between or among any of our current directors or executive officers.

Board Composition and Risk Oversight

Our Board is currently composed of five members. We have entered into independent director agreements with Jim Rulfs. Tony Thomas, and Eric Lofdahl, pursuant to which they have been appointed to serve as independent directors. As a result of these appointments, three of our directors are independent within the meaning of the listing requirements and rules of the BZX Exchange. Our articles of incorporation and bylaws provide that the number of our directors shall be fixed from time to time by resolution of our Board.

Our Board has an active role, as a whole and also at the committee level, in overseeing the management of our risks. Our Board is responsible for general oversight of risks and regular review of information regarding our risks, including credit risks, liquidity risks, cybersecurity risks, reputational risks, strategic risks and operational risks. Our compensation committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements. Our audit committee is responsible for overseeing the management of our risks relating to accounting matters and financial reporting. Our nominating and corporate governance committee is responsible for overseeing the management of our risks associated with the independence of our Board and potential conflicts of interest. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, our Board is regularly informed through discussions from committee members about such risks. Our Board believes its administration of its risk oversight function has not affected our Board’s leadership structure.

Director Independence

Our Board has determined that Eric Lofdahl, Tony Thomas, and Jim Rulfs are independent directors. In making this determination, our Board considered the relationships that each non-employee director has with us and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

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

We expect to implement Corporate Governance Guidelines that will provide our Board with flexibility to select the appropriate leadership structure at a particular time based on what our Board determines to be in the best interests of the Company. These Company’s Corporate Governance Guidelines are expected to provide that our Board has no established policy with respect to combining or separating the officers of chairman of the Board and principal executive officer.

Committees of the Board

Our Board has established three standing committees: an audit committee (the “Audit Committee”), a compensation committee (the “Compensation Committee”) and a nominating committee (the “Nominating Committee”). Each committee’s charter is posted on the investor relations section of our website. Members serve on these committees until their resignation or until as otherwise determined by our Board. Our Board may establish other committees as it deems necessary or appropriate from time to time. The composition and responsibilities of each of the committees of our Board is described below.

Audit Committee

Our Audit Committee will consist of Eric Lofdahl, Jim Rulfs and Tony Thomas, each of whom, our Board determined, satisfies the requirements under the BZX listing standards and applicable SEC rules. Eric Lofdahl serves as the Audit Committee Chairman; our Board determined that Eric Lofdahl is an “audit committee financial expert” as defined in applicable SEC regulations. Each member of the Audit Committee is independent and can read and understand fundamental financial statements in accordance with applicable requirements.

The primary purpose of the Audit Committee is to discharge the responsibilities of our Board with respect to our corporate accounting and financial reporting processes, systems of internal control and financial system audits, and to oversee our independent registered public accounting firm. Specific responsibilities of our Audit Committee’s duties, which are set forth in our Audit Committee Charter, include, but are not limited to:

•	helping our Board oversee our corporate accounting and financial reporting processes;

•

reviewing and discussing with management all press releases regarding our financial results and any other information provided to securities analysts and ratings agencies, including any non-GAAP financial information;

•

reviewing and discussing with management and the independent auditor the annual and quarterly audited financial statements, and recommending to the Board whether the audited financial statements should be included in our annual and quarterly disclosure reports;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major financial risk exposures and the manner in which such risks are being monitored and controlled;

•	monitoring the independence of the independent auditor;

•	assuring the regular rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions;

•	periodically reviewing with management our compliance with applicable laws and regulations as well as corporate compliance policies or codes of conduct;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•

determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

•	reviewing with the independent auditor and senior internal auditing executive the adequacy of our internal controls, and any significant findings and recommendations with respect to such controls.

Our Audit Committee operates under a written charter that satisfies the applicable BZX listing requirements.

Compensation Committee

Our Compensation Committee will consist of Jim Rulfs and Eric Lofdahl, each of whom is independent under the BZX listing standards and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The chair of the Compensation Committee is Jim Rulfs. The primary purpose of the Compensation Committee is to discharge the responsibilities of the Board in overseeing our compensation policies, plans and programs and to review and determine the compensation to be paid to our executive officers, directors and other senior management, as appropriate. The Compensation Committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

•

reviewing, approving and determining, or making recommendations to our Board if the Committee deems it appropriate, regarding the compensation of our executive officers as well as our overall compensation, philosophy, policies and plans, including reviewing both regional and industry compensation practices and trends;

•	reviewing and approving corporate and personal performance goals and objectives related to the compensation of the Company’s Chief Executive Officer;

•	evaluating, at least annually, the performance of the Chief Executive Officer and other executive officers of the Company in light of the goals and objectives of our executive compensation plans;

•	performing such duties and responsibilities assigned to the Compensation Committee or our Board under the terms of any compensation or other employee benefit plan;

•

reviewing, adopting, amending, terminating or making recommendations to our Board regarding incentive compensation and equity compensation plans, severance agreements, profit sharing plans, bonus plans, change-of-control protections and any other compensatory arrangements for our executive officers and other senior management;

•	establishing and reviewing general policies relating to compensation and benefits of our employees;

•

reviewing and discussing with management the disclosures regarding executive compensation to be included in our public filings or stockholder reports, including the Compensation Committee Report included in our annual report; and

•	reviewing, and recommending to our Board the compensation paid to our directors.

Our Compensation Committee operates under a written charter that satisfies the applicable BZX listing standards. The charter of the Compensation Committee charter permits the committee to retain or receive advice from a compensation consultant and outlines certain requirements to ensure the consultants’ independence or certain circumstances under which the consultant need not be independent. However, as of the date hereof, the Company has not retained such a consultant.

Nominating Committee

Our Nominating Committee will consist of Eric Lofdahl, Jim Rulfs and Tony Thomas, each of whom, our Board determined, is independent under the BZX listing standards. The chair of our Nominating Committee is Eric Lofdahl.  The Nominating Committee’s duties, which are specified in its charter, include, but are not limited to:

•	evaluating the current composition, organization and governance of our board and its committees, determining future requirements of our board and making recommendations to our board for approval;

•	identifying, evaluating and recommending for selection by our board, candidates to fill new positions or vacancies on our board;

•	evaluating director performance on our Board and applicable committees of our Board and determining whether continued service on our Board is appropriate;

•	evaluating nominations by stockholders of candidates for election to our Board;

•	evaluating the independence of directors and director nominees against the applicable independence requirements;

39

•

developing, recommending for approval by our Board and reviewing on an ongoing basis the adequacy of the corporate governance principles applicable to us, including, but not limited to, director qualification standards, director responsibilities, committee responsibilities, director access to management and independent advisors, director compensation, director orientation and continuing education, management succession and annual performance evaluation;

•	reviewing and making recommendations regarding the committee structure and composition;

•	annually reviewing and recommending to our Board changes to our bylaws as needed;

•

developing and recommending to the board a set of corporate governance principles satisfying the standards established under the applicable laws, regulations, and listing requirements of the BZX and annually reviewing such principles and practices and recommending changes where appropriate;

•	overseeing succession planning for executive officers; and

•

considering questions of possible conflicts of interest of members of the board, reviewing actual or potential conflicts of interest or related party transactions, and making determinations on any actual or potential conflicts of interest as needed.

Meetings of the Board

During its fiscal year ended December 31, 2023, the Board met eight times and acted by written consent on numerous occasions.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics (the “Code of Ethics”). The Code of Ethics is intended to document the principles of conduct and ethics to be followed by all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. Its purpose is to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest. The full text of the Code of Ethics is posted on the investor relations section of our website. We intend to disclosure future amendments to certain provisions of the Code of Ethics, or waivers of these provisions, on our website or in filings under the Exchange Act

Indemnification and Limitation on Liability of Directors

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

(4)

has been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than sixty (60) days the right of such person to engage in any activity described in (3)(i) above, or to be associated with persons engaged in any such activity;

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2023, with the exception of the following reports.

Reporting Person	Form Type
William Ralston	3
Corey Lambrecht	3
Jim Ruffs	3
Eric Lofdahl	3

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid to our Chief Executive Officer, Chief Financial Officer and those executive officers that earned in excess of $120,000 during the last two fiscal years ended December 31, 2023 and 2022 (collectively, the “Named Executive Officers”):

 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Total ($)
William Ralston,	2023	$312,901	$-	$312,901
Chief Executive Officer, Chairman of the Board	2022	$371,512	$-	$371,512
Corey Lambrecht,	2023	$262,297	$-	$262,297
President, Chief Financial Officer, and Director	2022	$290,483	$-	$290,483

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

In November 2021, the Company entered into an Amendment to Employment Agreement with our CEO, Wil Ralston (the “Ralston Amendment”). The Ralston Amendment includes the following: (i) that the term of the original employment agreement is extended to May 30, 2024 (automatically be extended for additional three-year periods unless either party has provided written termination at least 90 days prior to the expiration of such Term), (ii) Base Salary equal to $280,000 per year, with a minimum automatic Cost of Living increase of 3.0% per year, beginning on January 1, 2022, (iii) one-time cash retention bonus of $50,833.33, and (iv) waiver by Mr. Ralston of any unpaid allowances (estimated $61,500) afforded to Mr. Ralston through October 31, 2021.

In November 2021, the Company entered into an Amendment to Employment Agreement with Corey Lambrecht (the “Lambrecht Amendment”). The Lambrecht Amendment includes the following: (i) that the term of the original employment agreement is extended to November 23, 2023 (automatically be extended for additional three-year periods unless either party has provided written termination at least 90 days prior to the expiration of such Term), (ii) Base Salary equal to $225,000 per year, with a minimum automatic Cost of Living increase of 3.0% per year, beginning on January 1, 2022, (iii) one-time cash retention bonus equal to 20% of the Base Salary, and (iv) waiver by Mr. Lambrecht of any unpaid compensation owed by the Company through October 31, 2021. On January 17, 2020, the Company entered into an employment agreement with Corey Lambrecht to serve as the Chief Financial Officer. The term is for a period of one year; salary is $80,000 per year; if employment is terminated as a result of his death or Disability, the Company shall pay the Base Salary and any accrued but unpaid Bonus and expense reimbursement amounts through the date of his Death or Disability and a lump sum payment equal to $40,000 (at the time his Death or Disability occurs) within 30 days of his Death or Disability; If employment is terminated by the Board for Cause, then the Company shall pay the Base Salary and Bonus earned through the date of his termination; If employment is terminated by the upon the occurrence of a Change of Control or within six (6) months thereafter, the Company (or its successor, as applicable) shall (i) continue to pay to the Base Salary for a period of six (6) months following such termination, (ii) pay any accrued and any earned but unpaid Bonus, (iii) pay the Bonus he would have earned had he remained with the Company for six (6) months from the date which such termination occurs, and (iv) pay expense reimbursement amounts through the date of termination.

Overview of Compensation Program

In conjunction with out listing on the Cboe BZX exchange in December 2023 we formalized the establishment of the Compensation Committee of the Board of Directors. The Compensation Committee has responsibility for establishing, implementing, and continually monitoring adherence with the Company’s compensation philosophy. The Compensation Committee ensures that the total compensation paid to the executives is fair, reasonable, and competitive.

Compensation Philosophy and Objectives

The Compensation Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company and that aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value.

Role of Executive Officers in Compensation Decisions

The Compensation Committee in consultation with management makes all compensation decisions for, and approves recommendations regarding equity awards to, the executive officers and directors of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth, as of December 31, 2023, certain information concerning the beneficial ownership of our capital stock, including our common stock, and Class A Convertible Preferred Stock, by:

•	each stockholder known by us to own beneficially 5% or more of any class of our outstanding stock;
•	each director;
•	each named executive officer;
•	all of our executive officers and directors as a group; and
•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our outstanding stock.

We currently have authorized 192,307,693 shares of common stock and 100,000,000 shares of preferred stock, of which 80,000,000 shares are designated as Class A Convertible Preferred Stock, 1,500 shares are designated as Class B Convertible Preferred Stock, 1,500 shares are designated as Class C Convertible Preferred Stock, 2,000 shares are designated as Class D Convertible Preferred Stock, 5,000 shares are designated as Class E Convertible Preferred Stock, and 19,990,000 shares of preferred stock remain undesignated. There were 4,276,638 shares of common stock, 600,000 shares of Class A Convertible Preferred Stock, no shares of Class B Convertible Preferred Stock, no shares of Class C Convertible Preferred Stock, no shares of Class D Convertible Preferred Shares, and no shares of Class E Convertible Preferred Shares outstanding as of December 31, 2023. Each share of Class A Convertible Preferred Stock is convertible at any time into one tenth (1/10) of common stock, totaling 100,000 shares of common stock assuming full conversion of all outstanding shares. Each share of Class A Convertible Preferred Stock votes with the shares of Common Stock and is entitled to fifty (50) votes per share.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within sixty (60) days of December 31, 2023, are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, we believe the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owner	Amount and nature of beneficial ownership	Percent of Class
Class A Convertible Preferred Stock	-	-	-%

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner (1)	Amount and nature of beneficial ownership	Percent of Class
Common Stock
	Eric Lofdahl	20,738	*
	Wil Ralston	137,266	2%
	Corey Lambrecht	23,446	*
	Jim Ruffs	22	*
	Executive Officers and Directors as a Group	241,351	2%

Class A Convertible Preferred Stock
	Wil Ralston	325,000	33%
	Corey Lambrecht	275,000	27%

	Executive Officers and Directors as a Group	600,000	60%

________

* Less than 1%.

Stock Option Plan and other Employee Benefits Plans

The following table provides information as of December 31, 2023, regarding shares of common stock that may be issued under the Singlepoint Inc. 2019 Equity Incentive Plan (the “Plan”), which was created in 2019 and approved by the holders of a majority of the outstanding shares of common stock. Information is included for both equity compensation plans approved by the Company’s stockholders and not approved by the Company’s stockholders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	-	-	3,333
Equity compensation plans not approved by security holders	-	-	-
Total:	-	-	3,333

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

Stock Options. A stock option is the grant of a right to purchase a specified number of shares of Common Stock during a specified period as determined by the Administrator. An option may be intended as an incentive stock option within the meaning of Section 422 of the Code (an “ISO”) or a nonqualified stock option (an option not intended to be an ISO). The award agreement for an option will indicate if the option is intended as an ISO; otherwise, it will be deemed to be a nonqualified stock option. The maximum term of each option (ISO or nonqualified) shall be ten (10) years. The per share exercise price for each option shall be not less than 100% of the Fair Market Value of a share of Common Stock on the date of grant of the option. When an option is exercised, the exercise price for the shares to be purchased shall be paid in full in cash or such other method permitted by the Administrator.

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

Number of Shares. Subject to adjustment as provided in the Plan, 3,333 shares of Common Stock are available for issuance in connection with awards granted under the Plan.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Except as set out below, since the beginning of the Company’s last two fiscal years, there have been no transactions, or currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any of the following people had or will have a direct or indirect material interest:

•	Any director or executive officer of the Company;

•	Any immediate family member of a director or executive officer of the Company; and

•	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock.

Stock Issuances to Officers and Directors

None.

Promoters and Certain Control Persons

None.

 Independent Directors

The Company has three independent directors, Eric Lofdahl, Tony Thomas, and Jim Rulfs.

Item 14. Principal Accountant Fees and Services.

Our independent public accounting firm is Turner Stone & Company, L.L.P., Dallas, Texas, PCAOB Auditor ID 76.

Principal Accountant Fees & Services	2023	2022
Audit Fees	$109,500	$109,500
Audit Related Fees	18,000	18,000
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$127,500	$127,500

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

Tax Fees

These amounts consisted of the aggregate fees billed for each of the last two fiscal years for tax services including tax compliance and the preparation of tax returns and tax consultation services. There were no such services by our principal accountant in 2023 or 2022.

All Other Fees

These amounts consisted of the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above. There were no such services by our principal accountant in 2023 or 2022.

PART IV

Item 15. Exhibits and Financial Schedules

(a)(1) Index to Consolidated Financial Statements

The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8, “Financial Statement and Supplementary Data.”

(a)(2) Financial Statement Schedules

Other financial statement schedules for the years ended December 31, 2023, and 2022 have been omitted since they are either not required, not applicable, or the information is otherwise included in the consolidated financial statements or the notes to consolidated financial statements.

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

SINGLEPOINT INC.

Dated: July 19, 2024	By:	/s/ William Ralston
William Ralston CEO/Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Ralston	Chief Executive Officer, Director	July 19, 2024
William Ralston	(Principal Executive Officer)

/s/ Corey Lambrecht	President, Chief Financial Officer, Director	July 19, 2024
Corey Lambrecht	(Principal Financial Officer and Principal Accounting Officer)

/s/ Eric Lofdahl	Director	July 19, 2024
Eric Lofdahl

/s/ James Rulfs	Director	July 19, 2024
James Rulfs

/s/ Tony Thomas	Director	July19, 2024
Tony Thomas

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Date Filed	Exhibit No.	Filed Herewith
3.1 -	Bylaws of Carbon Credits International, Inc.	S-1	333-267779	October 7, 2022	3.1
3.2 -	Articles of Incorporation Carbon Credits International, Inc.	S-1	333-267779	October 7, 2022	3.2
3.3 -	Certificate of Designation for Class A Convertible Preferred Stock filed with State of Nevada on October 18, 2007.	S-1	333-267779	October 7, 2022	3.3
3.4 -	Certificate of Change filed with State of Nevada on April 17, 2008.	S-1	333-267779	October 7, 2022	3.4
3.5 -	Articles of Merger filed with State of Nevada on January 10, 2012.	S-1	333-267779	October 7, 2022	3.5
3.6 -	Amendment to Certificate of Designation filed with State of Nevada on May 17, 2013.	S-1	333-267779	October 7, 2022	3.6
3.7 -	Certificate of Amendment to Articles of Incorporation filed with State of Nevada on June 25, 2013.	S-1	333-267779	October 7, 2022	3.7
3.8 -	Certificate of Amendment to Articles of Incorporation filed with State of Nevada on July 1, 2013.	S-1	333-267779	October 7, 2022	3.8
3.9 -	Amendment to Certificate of Designation filed with State of Nevada on November 30, 2015.	S-1	333-267779	October 7, 2022	3.9
3.10 -	Certificate of Amendment to Articles of Incorporation on July 25, 2016.	S-1	333-267779	October 7, 2022	3.10
3.11 -	Amendment to Certificate of Designation filed with State of Nevada on July 25, 2016.	S-1	333-267779	October 7, 2022	3.11
3.12 -	Certificate of Amendment to Articles of Incorporation filed with State of Nevada on July 26, 2016.	S-1	333-267779	October 7, 2022	3.12
3.13 -	Certificate of Correction filed with State of Nevada on July 29, 2016.	S-1	333-267779	October 7, 2022	3.13
3.14 -	Certificate of Amendment to Articles of Incorporation filed with State of Nevada on August 31, 2017.	S-1	333-267779	October 7, 2022	3.14
3.15 -	Amendment to Certificate of Designation filed with State of Nevada on August 31, 2017.	S-1	333-267779	October 7, 2022	3.15
3.16 -	Amended and Restated Articles of Incorporation of Singlepoint Inc. dated January 31, 2020 (including Amended and Restated Certificate of Designation for the Class A Convertible Preferred Stock).	S-1	333-267779	October 7, 2022	3.16

3.17 -	Amended and Restated Bylaws of Singlepoint Inc.	S-1	333-267779	October 7, 2022	3.17
3.18 -	Certificate of Designation for Class B Convertible Preferred Stock filed with State of Nevada on December 22, 2020.	S-1	333-267779	October 7, 2022	3.18
3.19 -	Certificate of Designation for Class C Convertible Preferred Stock filed with State of Nevada on January 28, 2021.	S-1	333-267779	October 7, 2022	3.19
3.20 -	Certificate of Designation for Class D Convertible Preferred Stock filed with State of Nevada on March 11, 2021.	S-1	333-267779	October 7, 2022	3.20
3.21 -	Certificate of Designation for Class E Convertible Preferred Stock filed with State of Nevada on March 11, 2021.	S-1	333-267779	October 7, 2022	3.21
3.22 -	Certificate of Amendment to Restated Articles of Incorporation filed with State of Nevada on March 18, 2021.	S-1	333-267779	October 7, 2022	3.22
3.23 -	Amended Certificate Of Designation Of Preferences, Rights And Limitations Of Class C Convertible Preferred Stock filed with the State of Nevada on June 6, 2022.	S-1	333-267779	October 7, 2022	3.23
3.24 -	Amended Certificate Of Designation Of Preferences, Rights And Limitations Of Class D Convertible Preferred Stock filed with the State of Nevada on June 6, 2022.	S-1	333-267779	October 7, 2022	3.24
3.25 -	Amended Certificate of Designation for the Class A Convertible Preferred Stock filed with the State of Nevada on July 14, 2022.	S-1	333-267779	October 7, 2022	3.25
3.26 -	Amended Certificate of Designation for the Class E Convertible Preferred Stock filed with the State of Nevada on January 24, 2023.	8-K	000-53425	January 27, 2023	3.1
3.27	Certificate of Amendment to Articles of Incorporation filed with the State of Nevada on July 20, 2023	8-K	000-53425	July 25, 2023	3.1
3.28	Amended Certificate of Designation For Class A Convertible Preferred Stock.	8-K	000-53425	December 1, 2023	3.1
3.29	Amended and Restated Bylaws of Singlepoint Inc.	8-K	000-53425	February 4, 2020	3.1
3.30	Certificate of Change filed with the State of Nevada on December 14, 2023.	8-K	000-53425	December 19, 2023	3.1
4.1	Underwriter Warrant	8-K	000-53425	December 19, 2023	4.1
4.2	Promissory Note dated February 23, 2024, in the principal amount of $156,00, issued to 1800 Diagonal Lending LLC.	8-K	000-53425	March 1, 2024	4.1
4.3	Promissory Note dated February 23, 2024, in the principal amount of $163,585, issued to 1800 Diagonal Lending LLC.	8-K	000-53425	March 1, 2024	4.2
4.4	Description of Securities					X
10.1	Securities Purchase Agreement between Singlepoint Inc. and GS Capital, LLC Partners, LLC dated as of March 6, 2020 (including the $1,440,000 principal amount of 10% Convertible Redeemable Note)	8-K	000-53425	March 13, 2020	10.1
10.2	Equity Financing Agreement between Singlepoint Inc. and GHS Investments LLC dated as of April 21, 2020	8-K	000-53425	April 23, 2020	10.1

10.3	Registration Rights Agreement between Singlepoint Inc. and GHS Investments LLC dated as of April 21, 2020	8-K	000-53425	April 23, 2020	10.2
10.4	Amendment to Secured Convertible Promissory Notes between Singlepoint Inc. and Iliad Research and Trading, L.P., UAHC Ventures LLC dated as of October 12, 2020	8-K	000-53425	October 15, 2020	10.1
10.5	Securities Purchase Agreement between Singlepoint Inc, GHS Investments LLC dated as of December 16, 2020	8-K	000-53425	December 23, 2020	10.1
10.6	Securities Purchase Agreement between Singlepoint Inc, and GHS Investments LLC dated as of January 28, 2021	8-K	000-53425	February 1, 2021	10.1
10.7	Securities Purchase Agreement between Singlepoint Inc. and GHS Investments LLC dated as of March 11, 2021	8-K	000-53425	March 16, 2021	10.1
10.8	Note Purchase Agreement between Singlepoint Inc, and Bucktown Capital, LLC dated as of July 13, 2021	8-K	000-53425	July 20, 2021	10.1
10.9	Equity Financing Agreement between Singlepoint Inc. and GHS Investments, LLC dated September 16, 2021	8-K	000-53425	September 20, 2021	10.1
10.10	Registration Rights Agreement between Singlepoint Inc. and GHS Investments, LLC dated September 16, 2021	8-K	000-53425	September 20, 2021	10.2
10.11	Purchase Agreement between Singlepoint Inc. and GHS Investments, LLC dated as of April 7, 2022	8-K	000-53425	April 14, 2022	10.1
10.12	Securities Purchase Agreement Between Singlepoint Inc. and Daniel Mello Guimaraes, Romain Strecker, and The Boston Solar Company LLC, including First Amendment, and Extension Agreement	8-K	000-53425	April 27, 2022	10.1
10.13	Securities Purchase Agreement between Singlepoint Inc. and Cameron Bridge LLC, Target Capital LLC, and Walleye Opportunities Fund Ltd. dated as of April 21, 2022	8-K	000-53425	April 27, 2022	10.1
10.14†	Employment Agreement between Singlepoint Inc. and Corey Lambrecht dated January 17, 2020	8-K	000-53425	January 17, 2020	10.1
10.15†	Amendment to Employment Agreement by and among Singlepoint Inc. and Corey Lambrecht dated November 24, 2021	8-K	000-53425	November 30, 2021	10.1
10.16†	Agreement between Singlepoint Inc. and Corey Lambrecht dated July 15, 2022	8-K	000-53425	July 19, 2022	10.2
10.17†	Separation Agreement and General Release between Singlepoint Inc, and Gregory Lambrecht dated as of May 18, 2021	8-K	000-53425	May 20, 2021	10.1
10.18†	Employment Agreement between Singlepoint Inc. and William Ralston dated May 30, 2018	10	000-53425	June 15, 2018	10.7
10.19†	Amendment to Employment Agreement by and among Singlepoint Inc. and William Ralston dated November 24, 2021	8-K	000-53425	November 30, 2021	10.2

10.20†	Agreement between Singlepoint Inc. and William Ralston dated July 15, 2022	8-K	000-53425	July 19, 2022	10.1
10.21†	Singlepoint Inc. 2019 Equity Incentive Plan	8-K	000-53425	February 4, 2020	10.1
10.22†	Service Agreement between Singlepoint Inc. and James Rulfs	8-K	000-53425	August 2, 2022	10.1
10.22†	Purchase Agreement between Singlepoint Inc. and GHS Investments, LLC dated as of November 3, 2022	8-K	000-53425	November 9, 2022	10.1
10.23†	Purchase Agreement between Singlepoint Inc. and 622 Capital, LLC dated as of November 3, 2022	8-K	000-53425	November 9, 2022	10.2
10.24†	Purchase Agreement between Singlepoint Inc. and GHS Investments, LLC dated as of January 13, 2023	8-K	000-53425	January 18, 2023	10.1
10.25†	Equity Financing Agreement between Singlepoint Inc. and GHS Investments, LLC dated as of January 26, 2023	8-K	000-53425	January 30, 2023	10.1
10.25†	Registration Rights Agreement between Singlepoint Inc. and GHS Investments, LLC dated as of January 26, 2023	8-K	000-53425	January 30, 2023	10.2
10.25†	Placement Agent Agreement between Singlepoint Inc. and Icon Capital Group, LLC	8-K	000-53425	January 30, 2023	10.3
10.26	Securities Purchase Agreement between Singlepoint Inc. and 1800 Diagonal Lending LLC dated as of August 28, 2023	8-K	000-53425	September 7, 2023	10.1
10.27	Securities Purchase Agreement between Singlepoint Inc. and GHS Investments, LLC dated as of August 30, 2023	8-K	000-53425	September 7, 2023	10.2
10.28	Underwriting Agreement dated December 14, 2023, by and among SinglePoint Inc., Alexander Capital, L.P. and the Underwriters named in Schedule I thereto.	8-K	000-53425	December 19, 2023	10.1
10.29	Form of Convertible Stock Conversion Agreement, dated December 15, 2023, by and among SinglePoint Inc. and the investors party thereto.	8-K	000-53425	December 19, 2023	10.2
10.30	Form of Convertible Debt Conversion Agreement, dated December 15, 2023, by and among SinglePoint Inc. and the note holders party thereto.	8-K	000-53425	December 19, 2023	10.3
10.31	Form of Pre-Funded Warrant	8-K	000-53425	December 19, 2023	10.4
10.32	Exchange Agreement, dated February 16, 2024, by and between SinglePoint Inc. and Bucktown Capital, LLC.	8-K	000-53425	February 27, 2024	10.1
21	Subsidiaries of the Registrant	S-1	333-259876	June 8, 2022	21
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Clawback Policy					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

