Form 10-K/A
period 2023-12-31
SinglePoint Inc.
filed 2024-08-23
CIK 1443611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 19, 2024, the Company had 23,795,626 outstanding shares of its common stock, par value $0.0001.

EXPLANATORY NOTE

The Company filed its Annual Report on Form 10-K for the year ended December 31, 2023. with the Securities and Exchange Commission (“SEC”) on July 19, 2024. This Amendment No. 1 on Form 10-K/A (“Amendment No. 1” or “Form 10-K/A”) is being filed to reflect the reclassification of inventory and unearned revenue (the “Reclassification”) in the consolidated balance sheet as December 31, 2023.

The Reclassification is due to the Company performing an evaluation of its accounting for materials utilized in the completion of projects, which were previously netted with unearned revenues on a contract basis. Management determined the originally filed 10-K does not give full effect to the transactions, and the inventory and unearned revenues were understated at year end. On August 19, 2024, Management concluded its evaluation and determined that the identified errors required the filing of this 10-K/A, as further discussed in the accompanying consolidated financial statements included in this form 10-K/A.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements, within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933 that involve risks and uncertainties. Forward-looking statements convey our current expectations or forecasts of future events. All statements contained in this Annual Report other than statements of historical fact are forward-looking statements. Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words "may," "continue," "estimate," "intend," "plan," "will," "believe," "project," "expect," "seek," "anticipate," "should," "could," "would," "potential," or the negative of those terms and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. All of these forward-looking statements are based on information available to us at this time, and we assume no obligation to update any of these statements. Actual results could differ from those projected in these forward-looking statements as a result of many factors, including those identified in "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere. We urge you to review and consider the various disclosures made by us in this report, and those detailed from time to time in our filings with the Securities and Exchange Commission, that attempt to advise you of the risks and factors that may affect our future results. Factors that could cause actual results to differ materially include, among others, our ability to make good decisions about the deployment of capital, our substantial capital requirements and absence of liquidity, competition, our inability to obtain maximum value for our holdings, our ability to attract and retain qualified employees, our ability to execute our strategy, market valuations in sectors in which we operate, our need to manage our assets, and risks associated with our assets and their performance, including the fact that most have a limited history and a history of operating losses, face intense competition and may never be profitable, the effect of economic conditions in the business sectors in which our partner companies operate, compliance with government regulation and legal liabilities, all of which are discussed in Item 1A. Risk Factors.” Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. All forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by this cautionary statement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur.

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

Item 1A. Risk Factors.

Our business is subject to a number of risks. You should be aware of these risks before making an investment decision. These risks are discussed more fully in the section of this Form 10-K/A titled “Risk Factors.” Risks include, among others, the following:

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

In our Form 10-K/A for the year ended December 31, 2023, we identified certain material weaknesses in our internal controls. Specifically, we lacked a functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures, and inadequate segregation of duties consistent with control objectives.  Our weaknesses also related to a lack of a sufficient number of personnel with appropriate training and experience in U.S. general acceptable accounting principles (“GAAP”) and SEC rules and regulations with respect to financial reporting functions. Furthermore, we lack robust accounting systems as well as sufficient resources to hire such staff and implement these accounting systems.

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

Securities authorized for issuance under equity compensation plans

Information about our equity compensation plans is incorporated herein by reference to Item 11 of Part III of this Annual Report on Form 10-K/A.

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

	Year ended December 31,
	2023	2022
Revenue	$26,319,863	$21,786,149
Gross Profit	$7,172,776	$6,324,867
Operating Expenses	$23,259,353	$13,109,333
Other Expense, net	$(2,680,086)	$(2,418,067)
Net Loss	$(18,766,663)	$(9,202,533)

Revenue. For the years ended December 31, 2023, and 2022, we generated revenue of $26,319,863 and $21,786,149, respectively. The increase was due primarily to the inclusion of Boston Solar revenues for a full year, partially offset by decreased sales of our air purification systems.

Cost of Revenue. For the years ended December 31, 2023, and 2022, cost of revenue was $19,147,087 and $15,461,282, respectively. The increase was due primarily to the inclusion of Boston Solar costs for a full year, partially offset by decreased cost of sales of our air purification systems.

Gross Profit. As a result of the foregoing, our gross profit was $7,172,776 for the year ended December 31, 2023, compared with $6,324,867, for the year ended December 31, 2022. The increase was due primarily to the inclusion of Boston Solar revenues for a full year, partially offset by decreased sales of our air purification systems.

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

Net Loss. For the years ended December 31, 2023, and 2022, net loss was $18,766,663 and $9,202,533, respectively. The increase in net loss is primarily a result of higher operating and other expenses partially offset by higher gross profit.

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

Operating Activities

Cash used in operating activities –  For the year ended December 31, 2023, $3.6 million net cash used in operating activities was due primarily from our net loss attributable to Singlepoint stockholders of  $18.2 million and non-cash gains on settlement of debt of $1.8 million and change in fair value of derivative liability of $0.7 million.  This was partially offset by non-cash expenses related to common stock issued for services of $2.6 million, non-cash expenses related to preferred stock issued for services of $6.5 million, financing costs of $1.9 million,  $1.4 million loss from conversion of preferred stock into pre-funded warrants, and approximately $2.9 million positive change in operating assets and liabilities. For the year ended December 31, 2022, we had $4.2 million net cash used in operating activities which was due primarily from our net loss attributable to Singlepoint stockholders of $8.9 million, partially offset by non-cash expenses related to goodwill impairment charge of $1.3 million, amortization of debt discounts of $1.4 million, and common stock issued for services of $1.5 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Singlepoint, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Singlepoint, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

July 19, 2024, except for Note 2, as to which the date is August 22, 2024

We have served as the Company’s auditor since 2017.

SINGLEPOINT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
	As Restated
ASSETS
CURRENT ASSETS:
Cash	$758,622	$564,242
Accounts receivable, net	1,076,293	3,034,070
Prepaid expenses	1,422,844	261,622
Inventory, net	1,835,084	2,481,384
Contract assets	647	404,849
Notes receivable from related party	289,957	220,456

Total Current Assets	5,383,447	6,966,623

NON-CURRENT ASSETS:
Property, net	256,020	232,873
Right of use asset	1,391,700	1,295,690
Investment, at fair value	134,376	134,376
Intangible assets, net	2,886,794	3,291,242
Goodwill	7,199,567	7,199,567

Total Assets	$17,251,904	$19,120,371

LIABILITIES, MEZZANINE AND STOCKHOLDERS' DEFICIT

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$4,216,791	$4,797,456
Accrued expenses, including accrued officer salaries	2,453,237	1,479,656
Current portion of convertible notes payable, net of debt discount	1,500,241	6,748,396
Unearned revenue	4,128,230	4,927,240
Lease liability, current portion	345,442	272,575
Advances from related party, current	22,656	657,404
Accrued preferred share dividends	-	224,760
Derivative liability	388,983	-
Current portion of notes payable, net of debt discount	1,920,778	2,464,823

Total Current Liabilities	14,976,358	21,572,310

LONG-TERM LIABILITIES:
Convertible notes payable, net of current portion and debt discount	-	840,474
Lease liability, net of current portion	1,046,259	1,039,207
Advances from related party, net of current portion	-	400,897
Long-term notes payable, net of current portion and debt discount	346,113	145,357

Total Liabilities	16,368,730	23,998,245

COMMITMENTS AND CONTINGENCIES (Note 9)

Class D convertible preferred stock, par value $0.0001; 2,000 shares authorized; 0 and 2,000 shares issued and outstanding as of December 31, 2023 and 2022, respectively	-	2,400,000

Class E convertible preferred stock, par value $0.0001; 5,000 shares authorized; 0 and 1,920 shares issued and outstanding as of December 31, 2023 and 2022, respectively	-	1,830,000

STOCKHOLDERS' EQUITY (DEFICIT)
Undesignated preferred stock, par value $0.0001; 19,990,000 and 19,992,500 shares authorized; no shares issued and outstanding as of December 31, 2023 and 2022, respectively

Class A convertible preferred stock, par value $0.0001; 80,000,000 shares authorized; 1,000,000 and 75,725,981 shares issued and outstanding as of December 31, 2023 and 2022, respectively	100	7,573

Class B convertible preferred stock, par value $0.0001; 1,500 shares authorized; no shares issued and outstanding as of December 31, 2023 and 2022, respectively	-	-

Class C convertible preferred stock, par value $0.0001; 1,500 shares authorized; 0 and 19 shares issued and outstanding as of December 31, 2023 and 2022, respectively	-	-

Common stock, par value $0.0001; 192,307,693 and 5,000,000,000 shares authorized as December 31, 2023 and 2022, respectively; 4,351,638 and 10,974 shares issued and outstanding as of December 31, 2023 and 2022, respectively	434	-

Additional paid-in capital	103,879,988	85,908,728
Accumulated deficit	(102,634,869)	(95,236,339)
Total SinglePoint Inc. stockholders' equity (deficit)	1,245,653	(9,320,038)
Non-controlling interest	(362,479)	212,164
Total Stockholders' Equity (Deficit)	883,174	(9,107,874)

Total Liabilities, Mezzanine, and Stockholders' Equity (Deficit)	$17,251,904	$19,120,371

 The accompanying notes are an integral part of these consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31, 2023	December 31, 2022
	As Restated
REVENUE	$26,319,863	$21,786,149

Cost of revenue	19,147,087	15,461,282

Gross profit	7,172,776	6,324,867

Selling, general and administrative expense ("SG&A")	23,259,353	13,109,333

LOSS FROM OPERATIONS	(16,086,577)	(6,784,466)

OTHER INCOME (EXPENSE):
Interest expense	(1,477,380)	(234,169)
Amortization of debt discounts	(656,951)	(1,376,934)
Impairment of goodwill	-	(1,315,973)
Other income	275,780	384,008
Loss on conversion of preferred stock to common	(1,394,817)	-
Gain on change in fair value of derivative liability securities	735,127	-
Financing costs	(1,928,028)	-
Gain on settlement of debt	1,766,183	125,001

Other expense, net	(2,680,086)	(2,418,067)

LOSS BEFORE INCOME TAXES	(18,766,663)	(9,202,533)

Income taxes	-	-

NET LOSS	(18,766,663)	(9,202,533)

Loss attributable to non-controlling interests	574,643	349,856

NET LOSS ATTRIBUTABLE TO SINGLEPOINT INC.	(18,192,020)	(8,852,677)

Deemed dividends - Series A Preferred shares	10,568,730	-

NET LOSS AVAILABLE FOR COMMON STOCKHOLDERS	$(7,623,290)	$(8,852,677)

Loss per share available to common stockholders - basic and diluted	$(26.82)	$(806.71)

Weighted average shares outstanding - basic and diluted	284,276	10,974

 The accompanying notes are an integral part of these consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock Class A Par Value $0.0001		Preferred Stock Class B Par Value $0.0001		Preferred Stock Class C Par Value $0.0001		Common Stock Par Value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in Capital	Accumulated Deficit	Non- controlling Interest	Total Stockholders' Equity (Deficit)

Balance, December 31,2021	56,353,015	$5,635	48	$-	760	$-	5,652	$-	$83,459,267	$(86,158,902)	$(944,731)	$(3,638,731)

Issuance of common shares for services and closing costs	-	-	-	-	-	-	1,431	-	1,502,513	-	-	1,502,513
Issuance of common shares for cash	-	-	-	-	-	-	989	-	767,233	-	-	767,233
Issuance of common shares related to debt issuance	-	-	-	-	-	-	252	-	-	-	-	-
Issuance of common shares for convertible debt	-	-	-	-	-	-	65	-	45,277	-	-	45,277
Issuance of common shares for investment	-	-	-	-	-	-	103	-	134,376	-	-	134,376
Conversion of preferred shares	(627,034)	(62)	(48)	-	(741)	-	2,482	-	62	-	-	-
Issuance of preferred shares	20,000,000	2,000	-	-	-	-	-	-	-	-	-	2,000
Accrued preferred stock dividends	-	-	-	-	-	-	-	-	-	(224,760)	-	(224,760)
Effect of acquisition on non-controlling interest	-	-	-	-	-	-	-	-	-	-	1,506,751	1,506,751
Net loss	-	-	-	-	-	-	-	-	-	(8,852,677)	(349,856)	(9,202,533)

Balance, December 31, 2022	75,725,981	$7,573	-	$-	19	$-	10,974	$-	$85,908,728	$(95,236,339)	$212,164	$(9,107,874)

Issuance of common shares for services	-	-	-	-	-	-	1,412,639	142	3,937,797	-	-	3,937,939
Issuance of common shares for acquisition and related expenses	-	-	-	-	-	-	2,801	-	216,118	-	-	216,118
Issuance of common shares for cash	-	-	-	-	-	-	21,371	2	334,881	-	-	334,883
Sale of common shares through registered offering	-	-	-	-	-	-	800,000	80	3,087,184	-	-	3,087,264
Conversion of debt and accrued interest into common	-	-	-	-	-	-	1,085,915	109	3,719,101	-	-	3,719,210
Conversion of debt into pre-funded common stock warrants	-	-	-	-	-	-	-	-	4,428,796	-	-	4,428,796
Conversion of preferred shares into pre-funded common stock warrants	-	-	-	-	-	-	-	-	5,728,597	-	-	5,728,597
Exercise of pre-funded warrants	-	-	-	-	-	-	617,900	62	(62)	-	-	-
Conversion of preferred shares	(80,199,999)	(8,020)	-	-	(53)	-	277,346	27	487,993	-	-	480,000
Issuance of preferred shares for services	5,474,018	547	-	-	34	-	-	-	6,486,779	-	-	6,487,326
Accrued preferred stock dividends	-	-	-	-	-	-	-	-	-	224,760	-	224,760
Deemed dividends	-	-	-	-	-	-	-	-	(10,568,730)	10,568,730	-	-
Settlement of derivative liability	-	-	-	-	-	-	-	-	112,818	-	-	112,818
Rounding adjustment in connection with reverse split	-	-	-	-	-	-	122,692	12	(12)	-	-	-
Net loss (as restated)	-	-	-	-	-	-	-	-	-	(18,192,020)	(574,643)	(18,766,663)

Balance, December 31, 2023 (As Restated)	1,000,000	$100	-	$-	-	$-	4,351,638	$434	$103,879,988	$(102,634,869)	$(362,479)	$883,174

The accompanying notes are an integral part of these consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2023	December 31, 2022
	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Singlepoint Inc. stockholders	$(18,192,020)	$(8,852,677)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss attributable to non-controlling interests	(574,643)	(349,856)
Common stock issued for acquisition and related expenses	216,118	-
Common stock issued for services	2,573,081	1,502,513
Preferred stock issued for services	6,487,326	2,000
Inventory obsolescence	498,096	-
Bad debt expense	331,622	178,958
Depreciation	276,847	216,623
Amortization of intangibles	404,448	312,543
Amortization of debt discounts	656,951	1,376,934
Amortization of deferred compensation	-	120,747
Gain on change in fair value of derivative liability	(735,127)	-
Goodwill impairment charge	-	1,315,973
Gain on debt settlement	(1,766,183)	(125,001)
Financing costs	1,928,028	-
Loss from conversion of preferred stock into pre-funded warrants	1,394,817	-
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	1,626,154	(1,272,320)
Prepaid expenses	203,636	(9,812)
Inventory	148,204	(844,213)
Contract assets	404,202	(160,549)
Accounts payable	(580,663)	1,364,352
Accrued expenses	1,851,820	(53,062)
Unearned revenue	(798,992)	1,122,013

NET CASH USED IN OPERATING ACTIVITIES	(3,646,278)	(4,164,983)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	-	(1,272,320)
Cash paid for notes receivable from related party	(69,500)	(157,000)
Cash paid for property	(105,900)	(92,922)

NET CASH USED IN INVESTING ACTIVITIES	(175,400)	(1,522,242)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	3,422,147	767,233
Proceeds from advances from related party	150,637	275,878
Proceeds from notes payable	49,980	552,085
Proceeds from issuance of convertible notes	680,000	3,777,500
Payments on advances from related party	(147,113)	(185,470)
Payments on convertible notes payable	(312,716)	-
Payments on capital lease obligations	(210,185)	(202,982)
Payments on notes payable	(200,472)	(754,262)
Proceeds from sale of preferred stock - Class E	583,780	1,830,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,016,058	6,059,982

NET CHANGE IN CASH	194,380	372,757

Cash at beginning of year	564,242	191,485

Cash at end of year	$758,622	$564,242

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$20,503	$169,055
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Recognition of new right of use assets and lease liabilities	$-	$66,969
Exercise of pre-funded warrants into common stock	$62	$-
Deemed dividend on Class A preferred stock	$10,568,730	$-
Common stock issued for purchase of investment	$-	$134,376
Common stock issued for conversion of debt and accrued interest	$-	$45,277
Settlement of derivative liability	$112,818	$-
Rounding adjustment in connection with reverse split	$12	$-
Accrued preferred stock dividends and other	$224,760	$2,581
Recognition of new right of use assets and lease liabilities	$290,104	$-
Recognition of debt discount related to derivative liability	$285,371	$-
Common stock issued for prepaid services	$1,364,858	$-

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

Going Concern

The accompaning consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2023, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As of December 31, 2023, the Company had $758,622 in cash.  The Company’s net loss incurred for the year ended December 31, 2023, was $18,192,020, and its working capital deficit was $9,592,911 at December 31, 2023.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the consolidated financial statements as of and for the year ended December 31, 2023, the Company performed an evaluation of its accounting for materials utilized in the completion of projects, which were previously netted with unearned revenues on a contract basis. Management determined the previously issued consolidated financial statements did not give full effect to the transactions, and the inventory and unearned revenues were understated at year end. Management concluded its evaluation and determined that the identified errors required the restatement of the accompanying consolidated financial statements.

The following table sets forth the effects of the adjustments on affected items within the Company’s previously reported consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders’ equity (deficit), and consolidated statements of cash flows for the period ended December 31, 2023.

	As Reported	Adjustment	As Restated
Consolidated Balance Sheet as of December 31, 2023
Inventory	$619,926	$1,215,158	$1,835,084
Total Current Assets	4,168,289	1,215,158	5,383,447
Total Assets	16,036,746	1,215,158	17,251,904
Unearned revenue	2,414,976	1,713,254	4,128,230
Total Current Liabilities	13,263,104	1,713,254	14,976,358
Total Liabilities	14,655,476	1,713,254	16,368,730
Accumulated deficit	(102,136,773)	(498,096)	(102,634,869)
Total SinglePoint Inc. stockholders' equity (deficit)	1,743,749	(498,096)	1,245,653
Total Stockholders' Equity (Deficit)	1,381,270	(498,096)	883,174
Total Liabilities, Mezzanine, and Stockholders' Equity (Deficit)	16,036,746	1,215,158	17,251,904

Consolidated Statement of Operations for the Year Ended December 31, 2023
Cost of revenue	$18,648,991	$498,096	$19,147,087
Gross profit	7,670,872	(498,096)	7,172,776
Loss From Operations	(15,588,481)	(498,096)	(16,086,577)
Loss Before Income Taxes	(18,268,567)	(498,096)	(18,766,663)
Net Loss	(18,268,567)	(498,096)	(18,766,663)
Net Loss Attributable to SinglePoint Inc.	(17,693,924)	(498,096)	(18,192,020)
Net Loss Available for Common Stockholders	(7,125,194)	(498,096)	(7,623,290)
Loss per share available to common stockholders - basic and diluted	(25.06)	(1.75)	(26.82)

Consolidated Statement of Cash Flows for the Year Ended December 31, 2023
Net loss attributable to SinglePoint Inc. stockholders	$(17,693,924)	$(498,096)	$(18,192,020)
Inventory obsolescence	-	498,096	498,096
Inventory	1,861,458	(1,713,254)	148,204
Unearned revenue	(2,512,246)	1,713,254	(798,992)

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

Inventory is net of a reserve for obsolescence of $761,662 and $326,239 as of December 31, 2023 and 2022, respectively.

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

A reconciliation of the weighted average shares outstanding used in basic and diluted earnings per share computation is as follows:

	Year Ended December 31,
	2023	2022
Numerator:
Net loss available for common stockholders	$(7,623,290)	$(8,852,677)
Denominator:
Weighted-average shares to compute basic earnings per share	284,276	10,974
Class D preferred stock, including preferred dividends	-	-
Class E preferred stock, including preferred dividends	-	-
Convertible notes	-	-
Warrants	-	-
Weighted-average shares to compute diluted earnings per share	284,276	10,974

Loss per share:
Basic	$(26.82)	$(806.71)
Diluted	$(26.82)	$(806.71)

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

	Year Ended December 31,
	2023	2022
Revenue, net	$26,319,863	$27,385,051
Net loss	$(18,192,020)	$(9,609,240)

Goodwill

The following table presents details of the Company’s goodwill as of December 31, 2023 and 2022:

	Boston Solar	Box Pure Air	Total
Balances at December 31, 2022:	$6,785,416	$414,151	$7,199,567
Aggregate goodwill acquired	-	-	-
Impairment losses	-	-	-
Balances at December 31, 2023	$6,785,416	$414,151	$7,199,567

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

PART IV

Item 15. Exhibits and Financial Schedules

(a)(1) Index to Consolidated Financial Statements

The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K/A. See Part II, Item 8, “Financial Statement and Supplementary Data.”

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

SINGLEPOINT INC.

Dated: August 22, 2024	By:	/s/ William Ralston
William Ralston CEO/Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Ralston	Chief Executive Officer, Director	August 22, 2024
William Ralston	(Principal Executive Officer)

/s/ Corey Lambrecht	President, Chief Financial Officer, Director	August 22, 2024
Corey Lambrecht	(Principal Financial Officer and Principal Accounting Officer)

/s/ Eric Lofdahl	Director	August 22, 2024
Eric Lofdahl

/s/ James Rulfs	Director	August 22, 202
James Rulfs

/s/ Tony Thomas	Director	August 22, 2024
Tony Thomas

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Date Filed	Exhibit No.	Filed Herewith
3.1 -	Bylaws of Carbon Credits International, Inc.	S-1	333-267779	October 7, 2022	3.1
3.2 -	Articles of Incorporation Carbon Credits International, Inc.	S-1	333-267779	October 7, 2022	3.2
3.3 -	Certificate of Designation for Class A Convertible Preferred Stock filed with State of Nevada on October 18, 2007.	S-1	333-267779	October 7, 2022	3.3
3.4 -	Certificate of Change filed with State of Nevada on April 17, 2008.	S-1	333-267779	October 7, 2022	3.4
3.5 -	Articles of Merger filed with State of Nevada on January 10, 2012.	S-1	333-267779	October 7, 2022	3.5
3.6 -	Amendment to Certificate of Designation filed with State of Nevada on May 17, 2013.	S-1	333-267779	October 7, 2022	3.6
3.7 -	Certificate of Amendment to Articles of Incorporation filed with State of Nevada on June 25, 2013.	S-1	333-267779	October 7, 2022	3.7
3.8 -	Certificate of Amendment to Articles of Incorporation filed with State of Nevada on July 1, 2013.	S-1	333-267779	October 7, 2022	3.8
3.9 -	Amendment to Certificate of Designation filed with State of Nevada on November 30, 2015.	S-1	333-267779	October 7, 2022	3.9
3.10 -	Certificate of Amendment to Articles of Incorporation on July 25, 2016.	S-1	333-267779	October 7, 2022	3.10
3.11 -	Amendment to Certificate of Designation filed with State of Nevada on July 25, 2016.	S-1	333-267779	October 7, 2022	3.11
3.12 -	Certificate of Amendment to Articles of Incorporation filed with State of Nevada on July 26, 2016.	S-1	333-267779	October 7, 2022	3.12
3.13 -	Certificate of Correction filed with State of Nevada on July 29, 2016.	S-1	333-267779	October 7, 2022	3.13
3.14 -	Certificate of Amendment to Articles of Incorporation filed with State of Nevada on August 31, 2017.	S-1	333-267779	October 7, 2022	3.14
3.15 -	Amendment to Certificate of Designation filed with State of Nevada on August 31, 2017.	S-1	333-267779	October 7, 2022	3.15
3.16 -	Amended and Restated Articles of Incorporation of Singlepoint Inc. dated January 31, 2020 (including Amended and Restated Certificate of Designation for the Class A Convertible Preferred Stock).	S-1	333-267779	October 7, 2022	3.16

3.17 -	Amended and Restated Bylaws of Singlepoint Inc.	S-1	333-267779	October 7, 2022	3.17
3.18 -	Certificate of Designation for Class B Convertible Preferred Stock filed with State of Nevada on December 22, 2020.	S-1	333-267779	October 7, 2022	3.18
3.19 -	Certificate of Designation for Class C Convertible Preferred Stock filed with State of Nevada on January 28, 2021.	S-1	333-267779	October 7, 2022	3.19
3.20 -	Certificate of Designation for Class D Convertible Preferred Stock filed with State of Nevada on March 11, 2021.	S-1	333-267779	October 7, 2022	3.20
3.21 -	Certificate of Designation for Class E Convertible Preferred Stock filed with State of Nevada on March 11, 2021.	S-1	333-267779	October 7, 2022	3.21
3.22 -	Certificate of Amendment to Restated Articles of Incorporation filed with State of Nevada on March 18, 2021.	S-1	333-267779	October 7, 2022	3.22
3.23 -	Amended Certificate Of Designation Of Preferences, Rights And Limitations Of Class C Convertible Preferred Stock filed with the State of Nevada on June 6, 2022.	S-1	333-267779	October 7, 2022	3.23
3.24 -	Amended Certificate Of Designation Of Preferences, Rights And Limitations Of Class D Convertible Preferred Stock filed with the State of Nevada on June 6, 2022.	S-1	333-267779	October 7, 2022	3.24
3.25 -	Amended Certificate of Designation for the Class A Convertible Preferred Stock filed with the State of Nevada on July 14, 2022.	S-1	333-267779	October 7, 2022	3.25
3.26 -	Amended Certificate of Designation for the Class E Convertible Preferred Stock filed with the State of Nevada on January 24, 2023.	8-K	000-53425	January 27, 2023	3.1
3.27	Certificate of Amendment to Articles of Incorporation filed with the State of Nevada on July 20, 2023	8-K	000-53425	July 25, 2023	3.1
3.28	Amended Certificate of Designation For Class A Convertible Preferred Stock.	8-K	000-53425	December 1, 2023	3.1
3.29	Amended and Restated Bylaws of Singlepoint Inc.	8-K	000-53425	February 4, 2020	3.1
3.30	Certificate of Change filed with the State of Nevada on December 14, 2023.	8-K	000-53425	December 19, 2023	3.1
4.1	Underwriter Warrant	8-K	000-53425	December 19, 2023	4.1
4.2	Promissory Note dated February 23, 2024, in the principal amount of $156,00, issued to 1800 Diagonal Lending LLC.	8-K	000-53425	March 1, 2024	4.1
4.3	Promissory Note dated February 23, 2024, in the principal amount of $163,585, issued to 1800 Diagonal Lending LLC.	8-K	000-53425	March 1, 2024	4.2
4.4	Description of Securities					X
10.1	Securities Purchase Agreement between Singlepoint Inc. and GS Capital, LLC Partners, LLC dated as of March 6, 2020 (including the $1,440,000 principal amount of 10% Convertible Redeemable Note)	8-K	000-53425	March 13, 2020	10.1
10.2	Equity Financing Agreement between Singlepoint Inc. and GHS Investments LLC dated as of April 21, 2020	8-K	000-53425	April 23, 2020	10.1

10.3	Registration Rights Agreement between Singlepoint Inc. and GHS Investments LLC dated as of April 21, 2020	8-K	000-53425	April 23, 2020	10.2
10.4	Amendment to Secured Convertible Promissory Notes between Singlepoint Inc. and Iliad Research and Trading, L.P., UAHC Ventures LLC dated as of October 12, 2020	8-K	000-53425	October 15, 2020	10.1
10.5	Securities Purchase Agreement between Singlepoint Inc, GHS Investments LLC dated as of December 16, 2020	8-K	000-53425	December 23, 2020	10.1
10.6	Securities Purchase Agreement between Singlepoint Inc, and GHS Investments LLC dated as of January 28, 2021	8-K	000-53425	February 1, 2021	10.1
10.7	Securities Purchase Agreement between Singlepoint Inc. and GHS Investments LLC dated as of March 11, 2021	8-K	000-53425	March 16, 2021	10.1
10.8	Note Purchase Agreement between Singlepoint Inc, and Bucktown Capital, LLC dated as of July 13, 2021	8-K	000-53425	July 20, 2021	10.1
10.9	Equity Financing Agreement between Singlepoint Inc. and GHS Investments, LLC dated September 16, 2021	8-K	000-53425	September 20, 2021	10.1
10.10	Registration Rights Agreement between Singlepoint Inc. and GHS Investments, LLC dated September 16, 2021	8-K	000-53425	September 20, 2021	10.2
10.11	Purchase Agreement between Singlepoint Inc. and GHS Investments, LLC dated as of April 7, 2022	8-K	000-53425	April 14, 2022	10.1
10.12	Securities Purchase Agreement Between Singlepoint Inc. and Daniel Mello Guimaraes, Romain Strecker, and The Boston Solar Company LLC, including First Amendment, and Extension Agreement	8-K	000-53425	April 27, 2022	10.1
10.13	Securities Purchase Agreement between Singlepoint Inc. and Cameron Bridge LLC, Target Capital LLC, and Walleye Opportunities Fund Ltd. dated as of April 21, 2022	8-K	000-53425	April 27, 2022	10.1
10.14†	Employment Agreement between Singlepoint Inc. and Corey Lambrecht dated January 17, 2020	8-K	000-53425	January 17, 2020	10.1
10.15†	Amendment to Employment Agreement by and among Singlepoint Inc. and Corey Lambrecht dated November 24, 2021	8-K	000-53425	November 30, 2021	10.1
10.16†	Agreement between Singlepoint Inc. and Corey Lambrecht dated July 15, 2022	8-K	000-53425	July 19, 2022	10.2
10.17†	Separation Agreement and General Release between Singlepoint Inc, and Gregory Lambrecht dated as of May 18, 2021	8-K	000-53425	May 20, 2021	10.1
10.18†	Employment Agreement between Singlepoint Inc. and William Ralston dated May 30, 2018	10	000-53425	June 15, 2018	10.7
10.19†	Amendment to Employment Agreement by and among Singlepoint Inc. and William Ralston dated November 24, 2021	8-K	000-53425	November 30, 2021	10.2

10.20†	Agreement between Singlepoint Inc. and William Ralston dated July 15, 2022	8-K	000-53425	July 19, 2022	10.1
10.21†	Singlepoint Inc. 2019 Equity Incentive Plan	8-K	000-53425	February 4, 2020	10.1
10.22†	Service Agreement between Singlepoint Inc. and James Rulfs	8-K	000-53425	August 2, 2022	10.1
10.22†	Purchase Agreement between Singlepoint Inc. and GHS Investments, LLC dated as of November 3, 2022	8-K	000-53425	November 9, 2022	10.1
10.23†	Purchase Agreement between Singlepoint Inc. and 622 Capital, LLC dated as of November 3, 2022	8-K	000-53425	November 9, 2022	10.2
10.24†	Purchase Agreement between Singlepoint Inc. and GHS Investments, LLC dated as of January 13, 2023	8-K	000-53425	January 18, 2023	10.1
10.25†	Equity Financing Agreement between Singlepoint Inc. and GHS Investments, LLC dated as of January 26, 2023	8-K	000-53425	January 30, 2023	10.1
10.25†	Registration Rights Agreement between Singlepoint Inc. and GHS Investments, LLC dated as of January 26, 2023	8-K	000-53425	January 30, 2023	10.2
10.25†	Placement Agent Agreement between Singlepoint Inc. and Icon Capital Group, LLC	8-K	000-53425	January 30, 2023	10.3
10.26	Securities Purchase Agreement between Singlepoint Inc. and 1800 Diagonal Lending LLC dated as of August 28, 2023	8-K	000-53425	September 7, 2023	10.1
10.27	Securities Purchase Agreement between Singlepoint Inc. and GHS Investments, LLC dated as of August 30, 2023	8-K	000-53425	September 7, 2023	10.2
10.28	Underwriting Agreement dated December 14, 2023, by and among SinglePoint Inc., Alexander Capital, L.P. and the Underwriters named in Schedule I thereto.	8-K	000-53425	December 19, 2023	10.1
10.29	Form of Convertible Stock Conversion Agreement, dated December 15, 2023, by and among SinglePoint Inc. and the investors party thereto.	8-K	000-53425	December 19, 2023	10.2
10.30	Form of Convertible Debt Conversion Agreement, dated December 15, 2023, by and among SinglePoint Inc. and the note holders party thereto.	8-K	000-53425	December 19, 2023	10.3
10.31	Form of Pre-Funded Warrant	8-K	000-53425	December 19, 2023	10.4
10.32	Exchange Agreement, dated February 16, 2024, by and between SinglePoint Inc. and Bucktown Capital, LLC.	8-K	000-53425	February 27, 2024	10.1
21	Subsidiaries of the Registrant	S-1	333-259876	June 8, 2022	21
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Clawback Policy					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

