Form 10-Q
period 2024-03-31
SinglePoint Inc.
filed 2024-08-29
CIK 1443611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 28, 2024, the Company had 23,795,626 outstanding shares of its common stock, par value $0.0001.

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

2

SINGLEPOINT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2024	December 31, 2023

ASSETS
CURRENT ASSETS:
Cash	$533,723	$758,622
Accounts receivable, net	1,727,543	1,076,293
Prepaid expenses	1,079,943	1,422,844
Inventory, net	656,669	1,835,084
Contract assets	717,395	647
Notes receivable from related party	299,956	289,957
Total Current Assets	5,015,229	5,383,447

NON-CURRENT ASSETS:
Property, net	246,064	256,020
Right of use asset	1,291,541	1,391,700
Investment, at fair value	134,376	134,376
Intangible assets, net	2,785,682	2,886,794
Goodwill	7,199,567	7,199,567

Total Assets	$16,672,459	$17,251,904

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable	$5,411,507	$4,216,791
Accrued expenses, including accrued officer salaries	2,260,964	2,453,237
Current portion of convertible notes payable, net of debt discount	523,961	1,500,241
Unearned revenue	3,497,144	4,128,230
Lease liability, current portion	346,137	345,442
Advances from related party	53,212	22,656
Advances	250,000	-
Current portion of notes payable, net of debt discount	1,207,268	1,920,778
Derivative liability	1,203,393	388,983

Total Current Liabilities	14,753,586	14,976,358

LONG-TERM LIABILITIES:
Lease liability, net of current portion	945,405	1,046,259
Long-term notes payable, net of current portion and debt discount	342,491	346,113

Total Liabilities	16,041,482	16,368,730

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY
Undesignated preferred stock, par value $0.0001; 19,990,000 shares authorized as of March 31, 2024, and December 31, 2023

Class A convertible preferred stock, par value $0.0001; 80,000,000 shares authorized; 1,000,000 shares issued and outstanding
as of March 31, 2024 and December 31, 2023	100	100

Class B convertible preferred stock, par value $0.0001; 1,500 shares
authorized; no shares issued and outstanding as of	-	-
March 31, 2024 and December 31, 2023

Class C convertible preferred stock, par value $0.0001; 1,500 shares
authorized; no shares issued and outstanding as of	-	-
March 31, 2024 and December 31, 2023

Class D convertible preferred stock, par value $0.0001; 2,000 shares
authorized; no shares issued and outstanding as of	-	-
March 31, 2024 and December 31, 2023

Class E convertible preferred stock, par value $0.0001; 5,000 shares
authorized; no shares issued and outstanding as of	-	-
March 31, 2024 and December 31, 2023

Common stock, par value $0.0001; 192,307,693 shares
authorized as March 31, 2024 and December 31, 2023, respectively;
10,973,313 and 4,351,638 shares issued and outstanding
as of March 31, 2024, and December 31, 2023, respectively	1,097	434

Additional paid-in capital	105,310,069	103,879,988
Accumulated deficit	(105,413,763)	(102,634,869)
Total Singlepoint Inc. stockholders' equity	(102,497)	1,245,653
Non-controlling interest	733,474	(362,479)
Total Stockholders' Equity	630,977	883,174

Total Liabilities and Stockholders' Equity	$16,672,459	$17,251,904

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31, 2024	March 31, 2023

REVENUE	$4,136,412	$5,719,370

Cost of revenue	2,284,253	4,066,294

Gross profit	1,852,159	1,653,076

Selling, general and administrative expense ("SG&A")	4,203,876	9,967,099

LOSS FROM OPERATIONS	(2,351,717)	(8,314,023)

OTHER INCOME (EXPENSE):
Interest expense	(124,121)	(452,819)
Amortization of debt discounts	(1,316,041)	(175,314)
Other income	21,012	34,234
Gain on settlement of debt	887,991	-
Gain on change in fair value of derivative liability securities	306,457	-
Financing costs	(281,486)	-
Other income (expense), net	(506,188)	(593,899)

LOSS BEFORE INCOME TAXES	(2,857,905)	(8,907,922)

Income taxes	-	-

NET LOSS	(2,857,905)	(8,907,922)

Loss attributable to non-controlling interests	721	233,904

NET LOSS ATTRIBUTABLE TO SINGLEPOINT INC.	(2,857,184)	(8,674,018)

NET LOSS AVAILABLE FOR COMMON STOCKHOLDERS	$(2,857,184)	$(8,674,018)

Loss per share available to common stockholders - basic	$(0.37)	$(719.12)
Loss per share available to common stockholders - diluted	$(0.37)	$(719.12)

Weighted average shares outstanding - basic	7,686,775	12,062
Weighted average shares outstanding - diluted	7,686,775	12,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(unaudited)

	Preferred Stock		Preferred Stock		Preferred Stock
	Class A Par		Class B Par		Class C Par		Common Stock
	Value $0.0001		Value $0.0001		Value $0.0001		Par Value $0.0001
	Number		Number		Number		Number		Additional		Non-	Stockholders'
	of		of		of		of		paid-in	Accumulated	controlling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	(Deficit)

Balance, December 31, 2022	75,725,981	$7,573	-	$-	19	$-	10,974	$1	$85,908,727	$(95,236,339)	$212,164	$(9,107,874)

Issuance of common shares for cash	-	-	-	-	-	-	141	-	38,077	-	-	38,077
Issuance of common shares for acquisition expenses	-	-	-	-	-	-	61	-	36,118	-	-	36,118
Issuance of common shares for principal and accrued interest on notes	-	-	-	-	-	-	145	-	176,402	-	-	176,402
Conversion of preferred shares	(436,000)	(44)	-	-	(52)	-	1,381	-	120,044	-	-	120,000
Issuance of preferred shares	4,474,018	447	-	-	-	-	-	-	6,482,379	-	-	6,482,826
Issuance of preferred shares for cash	-	-	-	-	34	-	-	-	100,000	-	-	100,000
Accrued preferred stock dividends	-	-	-	-	-	-	-	-	-	(71,240)	-	(71,240)
Net loss	-	-	-	-	-	-	-	-	-	(8,674,018)	(233,904)	(8,907,922)

Balance, March 31, 2023	79,763,999	$7,976	-	$-	1	$-	12,702	$1	$92,861,747	$(103,981,597)	$(21,740)	$(11,133,613)

Balance, December 31, 2023	1,000,000	$100	-	$-	-	$-	4,351,638	$434	$103,879,988	$(102,634,869)	$(362,479)	$883,174

Issuance of common shares for cash	-	-	-	-	-	-	1,174,210	117	323,920	-	-	324,037
Issuance of common shares for services	-	-	-	-	-	-	1,197,796	120	579,756	-	-	579,876
Conversion of debt and accrued interest into common shares	-	-	-	-	-	-	3,477,769	349	1,710,323	-	-	1,710,672
Exercise of pre-funded warrants	-	-	-	-	-	-	771,900	77	(77)	-	-	-
Acquisition of minority interests and effect on non-controlling interests	-	-	-	-	-	-	-	-	(1,749,964)	78,290	1,096,674	(575,000)
Settlement of derivative liabilities	-	-	-	-	-	-	-		566,123	-	-	566,123
Net loss	-	-	-	-	-	-	-		-	(2,857,184)	(721)	(2,857,905)

Balance, March 31, 2024	1,000,000	$100	-	$-	-	$-	10,973,313	$1,097	$105,310,069	$(105,413,763)	$733,474	$630,977

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31, 2024	March 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to Singlepoint Inc. stockholders	$(2,857,184)	$(8,674,018)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss attributable to non-controlling interests	(721)	(233,904)
Common stock issued for services	579,876	36,118
Preferred stock issued for services	-	6,487,326
Bad debt expense	-	22,326
Depreciation	123,254	81,902
Amortization of prepaid expense	321,250	-
Amortization of intangibles	101,112	101,112
Amortization of debt discounts	1,305,806	175,314
Gain on change in fair value of derivative liability	(306,457)	-
Gain on debt settlement	(887,991)	-
Financing costs	281,486	-
Changes in operating assets and liabilities:
Accounts receivable	(651,250)	1,015,700
Prepaid expenses	21,651	26,913
Inventory	1,178,415	(743,435)
Contract assets	(716,748)	47,169
Accounts payable	1,194,716	(961,899)
Accrued expenses	253,606	818,811
Unearned revenue	(631,086)	1,261,570

NET CASH USED IN OPERATING ACTIVITIES	(690,265)	(538,995)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for notes receivable from related party	(10,000)	-
Cash paid for property	(13,139)	(52,000)

NET CASH USED IN INVESTING ACTIVITIES	(23,139)	(52,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	324,037	38,077
Proceeds from advances from related party	33,114	76,685
Proceeds from advance	250,000	-
Proceeds from convertible notes payable	250,000	250,000
Payments on advances to related party	(2,558)	(101,229)
Payments on convertible notes payable	(214,521)	-
Payments on capital lease obligations	(100,159)	(28,476)
Payments on notes payable	(51,409)	(67,443)
Proceeds from sale of preferred stock - A	-	(1,339)
Proceeds from sale of preferred stock - Class C	-	100,000
Proceeds from sale of preferred stock - Class E	-	257,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	488,504	523,775

NET CHANGE IN CASH	(224,899)	(67,220)

Cash at beginning of period	758,622	564,242

Cash at end of period	$533,723	$497,022

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$20,503	$3,417
Income tax paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for pre-funded warrants	$77	$-
Conversion of debt and accrued interest into common stock	$1,710,672	$176,402
Recognition of debt discount from derivative liability	$1,405,504	$-
Settlement of derivative liability	$566,123	$-
Accrual of preferred stock dividends	$-	$71,240
Issuance of convertible debt for remaining interest in subsidiary	$1,749,964	$-
Settlement of notes payable through issuance of convertible note payable	$817,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SINGLEPOINT INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Corporate History

On May 14, 2019, Singlepoint Inc. (“Singlepoint” or “the Company”) established a subsidiary, Singlepoint Direct Solar LLC (“Direct Solar America”), completing the acquisition of certain assets of Direct Solar, LLC and AI Live Transfers LLC. The Company owns Fifty One Percent (51%) of the membership interests of Direct Solar America. On January 26, 2021, the Company acquired 100% ownership of EnergyWyze, LLC, a limited liability company (“EnergyWyze”). On February 26, 2021, the Company purchased 51% ownership of Box Pure Air, LLC, (“Box Pure Air”) and subsequently purchased the remaining 49% ownership on October 1, 2023. On April 21, 2022 the Company purchased 80.1% membership interests in The Boston Solar Company, LLC (“Boston Solar”) and subsequently purchased the remaining 19.9% membership interests on January 1, 2024.

Business

The Company is a diversified holding company principally engaged through its subsidiaries on providing energy solutions and energy centric applications. Our primary focus is on ensuring energy security by providing an integrated energy solution for our customers. We conduct our solar operations primarily through our subsidiary, Boston Solar, in which we hold a 100% equity interest. We conduct our air purification operations through Box Pure Air, in which we hold a 100% equity interest. We also have ownership interests outside of our primary solar and air purification businesses. We consider these subsidiaries to be non-core (“Non-core”) and not significant businesses.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2024, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As of March 31, 2024, the Company had $533,723 in cash. The Company’s net loss incurred for the three months ended March 31, 2024, was $2,857,905 and its working capital deficit was $9,738,357 at March 31, 2024.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our condensed consolidated financial position as of March 31, 2024, and December 31, 2023, and the results of our condensed consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the condensed consolidated financial statements and the notes included in our latest annual report on Form 10-K/A for the year ended December 31, 2023, and our other reports on file with the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Singlepoint, Boston Solar, Direct Solar America, Box Pure Air, EnergyWyze, DIGS, and ShieldSaver as of March 31, 2024, and December 31, 2023, and for the three months ended March 31, 2024 and 2023. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Reclassifications

Certain 2023 amounts have been reclassified to conform to the 2024 presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of ninety days or less at the time of purchase to be cash equivalents. The Company maintains deposits in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had $124,183 and $279,542 of deposits in excess of amounts insured by the FDIC as of March 31, 2024 and December 31, 2023 respectively.

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

The Company uses two categories for disaggregated revenue classification:

(1)	Retail Sales (Box Pure Air, Non-core),

(2)	Services Revenue (Boston Solar).

Additionally, the Company also disaggregates revenue by core and non-core subsidiaries:

(1)	Boston Solar

(2)	Box Pure Air

(3)	Non-core

Retail Sales. Our retail sales include our products sold directly to consumers, with sales recognized upon delivery of the product to the customer, with the customer taking risk of ownership and assuming risk of loss. Payment is due upon delivery. Box Pure Air provides advanced air purification devices to businesses and consumers.

Services Revenue. Our services revenue is provided by Boston Solar and is generally recorded upon completion.

Returns and other adjustments. The Company records an estimate for provisions of discounts, returns, allowances, customer rebates and other adjustments for each shipment, and are netted with gross sales. The Company’s discounts and customer rebates are known at the time of sale and the Company appropriately reduces net product revenues for these transactions based on the known discount and customer rebates. The Company estimates for customer returns and allowances based on estimates of historical transactions and accounts for such provisions during the same period in which the related revenues are earned. Customer discounts, returns and rebates on product revenues during the quarters ended March 31, 2024, and 2023 are not material.

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

Contract Assets and Liabilities

Billing practices are governed by the contract terms of each project based primarily on costs incurred, achievement of milestones or predetermined schedules. Billings do not necessarily correlate with revenue recognized over time. Contract assets represent costs incurred for revenues recognized but not billed to the customer. Contract liabilities represent payments collected in advance of revenues recognized.

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

Accounts receivable is net of an allowance for credit losses of $376,964 and $375,414 as of March 31, 2024, and December 31, 2023, respectively. During the three months ended March 31, 2024 and 2023, the Company wrote off $1,550 and $22,326 of receivables, respectively.

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

Inventory is net of a reserve for obsolescence of $235,572 and $761,662 as of March 31, 2024, and December 31, 2023, respectively.

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

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with the Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging”. It provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative financial instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the condensed consolidated statement of operations as other income or other expense. Upon conversion or exercise of a derivative financial instrument, the instrument is marked to fair value at the conversion date and is reclassified to equity. The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of notes redemption.

Leases

ASC 842, “Leases”, requires recognition of leases on the condensed consolidated balance sheets as right-of-use (“ROU”) assets and lease liabilities. ROU assets represent the Company’s right to use underlying assets for the lease terms and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value and future minimum lease payments over the lease term at commencement date. As the Company’s leases do not provide an implicit rate, the Company used its estimated incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. A number of the lease agreements may contain options to renew and options to terminate the leases early. The lease term used to calculate ROU assets and lease liabilities only includes renewal and termination options that are deemed reasonably certain to be exercised. The Company recognized lease liabilities, with corresponding ROU assets, based on the present value of unpaid lease payments for existing operating leases longer than twelve months. The ROU assets were adjusted per ASC 842 transition guidance for existing lease-related balances of accrued and prepaid rent, and unamortized lease incentives provided by lessors. Operating lease cost is recognized as a single lease cost on a straight-line basis over the lease term and is recorded in selling, general and administrative expenses. Variable lease payments for common area maintenance, property taxes and other operating expenses are recognized as expense in the period when the changes in facts and circumstances on which the variable lease payments are based occur. The Company has elected not to separate lease and non-lease components for all property leases for the purposes of calculating ROU assets and lease liabilities.

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

For the three months ended March 31, 2024 and 2023, the potentially dilutive securities were excluded from the computation of diluted loss per share as the effect would be to reduce the net loss per common share. Therefore, the weighted-average common stock outstanding is used to calculate both basic and diluted net loss per share for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss available for common stockholders	$(2,857,184)	$(8,674,018)
Denominator:
Weighted-average shares to compute basic earnings per share	7,686,775	12,062
Class D preferred stock, including preferred dividends	-	-
Class E preferred stock, including preferred dividends	-	-
Convertible notes	-	-
Warrants	-	-
Weighted-average shares to compute diluted earnings per share	7,686,775	12,062

Loss per share:
Basic	$(0.37)	$(719.12)
Diluted	$(0.37)	$(719.12)

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

The Company did not have any Level 1 or Level 2 assets and liabilities at March 31, 2024 December 31, 2023. The derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the three months ended March 31, 2024:

Balance - December 31, 2023	$388,983
Additions	1,686,990
Settlement	(566,123)
Change in fair value	(306,457)
Balance – March 31, 2024	$1,203,393

Beginning on January 1, 2024 and March 31, 2024, the Company issued five convertible note payable agreements which contain conversion provisions meeting the definition of a derivative liability which therefore required bifurcation. The conversion features were valued at $1,686,990 upon issuance and recorded as a derivative liability, resulting in additional debt discounts and finance costs totaling $1,405,505 and $281,486, respectively.

At March 31, 2024, the Company estimated the fair value of the conversion feature derivatives embedded in the notes payable and warrants based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock of $0.21; risk-free interest rates ranging from 5.38% to 5.46%; expected volatility of the Company’s common stock ranging from 238% to 263% based on the volatility of the Company’s historical stock prices; and exercise prices from $0.14 to $0.20 and terms of 0.25 to 0.84 years.

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

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 significantly changes the impairment model for most financial assets and certain other instruments. ASU 2016-13 requires immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. ASU 2016-13 is effective for the Company’s fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of ASU 2016-13 had no material impact on the Company’s condensed consolidated financial statements for the interim period ended March 31, 2024.

Subsequent Events

Other than the events described in Note 11, there were no subsequent events that required recognition or disclosure. The Company evaluated subsequent events through the date the condensed consolidated financial statements were issued and filed with the Securities and Exchange Commission.

NOTE 3 – CORRECTION OF ERROR

During the quarter ended March 31, 2023 (unaudited), the Company identified an error related to compensation expense resulting from the conversion of Preferred Shares into Common Stock. This error was identified and properly recorded as part of Form 10-K/A for the year ended December 31, 2023.  Quarterly financial reports (unaudited) include the prior comparative period financial results and the Company has corrected amounts in the prior period condensed consolidated financial statements for accuracy within this report.

The adjustment pertains to the recognition of stock-based compensation expense associated with the conversion.

1.    Prior Comparative Period Financial Statement Impact:

○    The stock-based compensation expense, approximately $6,500,000 was classified as a SG&A expense due to conversion in the period ended March 31, 2023.

2.    Current Period Financial Statement Impact:

○    There was no impact from this adjustment on the current period financial statements.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents details of the Company’s goodwill as of March 31, 2024, and December 31, 2023:

	Boston Solar	Box Pure Air	Total
Balances at December 31, 2023	$6,785,416	$414,151	$7,199,567
Aggregate goodwill acquired	-	-	-
Impairment losses	-	-	-
Balances at March 31, 2024	$6,785,416	$414,151	$7,199,567

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

Intangible Assets

The following table presents details of the Company’s intangible assets (excluding goodwill) as of March 31, 2024 and December 31, 2023:

	IP/ Technology	Tradename Trademarks	Non- Competes	Total
Balances at December 31, 2023	$332,416	$2,500,474	$53,904	$2,886,794
Intangibles acquired	-	-	-	-
Less: Amortization	15,642	75,204	10,266	101,112
Balances at March 31, 2024	$316,774	$2,425,270	$43,638	$2,785,682

Estimated amortization expense:

Year Ending
December 31,
2024 (Remainder)	$303,336
2025	376,224
2026	363,384
2027	363,384
2028	363,384
Thereafter	1,015,970
Total	$2,785,682

NOTE 5 - NOTES PAYABLE

Notes Payable

Seller Note Payable. On April 21, 2022 the Company entered into an unsecured note payable with a former owner of Boston Solar as part of the Boston Solar acquisition. The face value of the note was $1,000,000 with no stated interest. The fair value of the note was determined to be $897,306 at the date of acquisition with the difference between the stated value and the fair value being amortized to interest expense over the 18-month period. On January 16, 2024, the remaining balance of the note and related accrued interest was assigned to a third party. At March 31, 2024, there is no principal balance outstanding.

Note Purchase Agreement. In July 2021, the Company entered into a note purchase agreement with Bucktown Capital LLC (“BCL”) whereby the Company agreed to issue and sell to BCL a promissory note in the principal amount of $1,580,000 (the “Note”). The Note bears interest at the rate of Eight Percent (8%) per annum, and provides that for the calendar quarter beginning on January 1, 2022 and continuing for each calendar quarter thereafter until the Note is paid in full, the Company will make quarterly cash payments to BCL equal to $250,000. The Company may choose the frequency and amount of each payment (subject to a minimum payment of $50,000) during each applicable quarter so long as the aggregate amount paid during each quarter is equal to $250,000. The Note matures in July 2023. The Note contains the following covenants: (i) Company will timely file on the applicable deadline all reports required to be filed with the SEC pursuant to Sections 13 or 15(d) of the 1934 Act, and will take all reasonable action under its control to ensure that adequate current public information with respect to Company, as required in accordance with Rule 144 of the 1933 Act, is publicly available, and will not terminate its status as an issuer required to file reports under the 1934 Act even if the 1934 Act or the rules and regulations thereunder would permit such termination; (ii) the common stock shall be listed or quoted for trading on any of (a) NYSE, (b) NASDAQ, (c) OTCQX, (d) OTCQB, or (e) OTC Pink; (iii) trading in Company’s common stock will not be suspended, halted, chilled, frozen, reach zero bid or otherwise cease trading on Company’s principal trading market for more than two (2) consecutive Trading Days; and (iv) Company will not enter into any financing transaction with John Kirkland or any of his affiliated entities. In February 2024 BCL and the Company entered into an agreement whereby BCL converted $95,000 of the outstanding principal balance into common shares of the Company. At March 31, 2024, the note is in default and all of the remaining balance, $1,075,381, is included in current portion of notes payable. Additionally, at March 31, 2024, there has been no Liquidity Event and there have been no default provisions exercised.

SBA Loan. In May 2020, the Company received loan proceeds of $150,000 under the SBA’s Economic Injury Disaster Loan program (“EIDL”). The EIDL dated May 22, 2020, bears interest at 3.75%, has a 30-year term, is secured by substantially all assets of the Company, and is due in monthly installments of $731 beginning May 1, 2021. At March 31, 2024, $34,357 is included in current portion of notes payable and $115,643 is included in long-term notes payable.

Settlement and Release Agreement.  In March 2023, Boston Solar entered into a settlement and release with a third party in which Boston Solar agreed to make payments totaling $500,000 over a 30-month period. At March 31, 2024, $90,000 is included in current portion of notes payable and $215,000 is included in long-term notes payable.

Other.  In December 2023 the Company entered into short-term note payable with a third party in the amount of $49,980.  In January 2024, the note was paid in full.  At March 31, 2024, Boston Solar has a note payable in the amount of $19,378 related to a service truck, $7,530 of which is included in current portion of notes payable.

Convertible Notes Payable

Seller Note Payable in Shares. On April 21, 2022, the Company issued an unsecured 36-month seller note to the chief executive officer of Boston Solar (“Minority Owner”) in the amount of $1,940,423 payable in shares of the Company’s common stock based on the VWAP of the Company’s common stock over the 60 trading days prior to April 21, 2022. The payments begin six months after April 21, 2022 and are paid quarterly over 30 months. The fair value of the note was determined to be $1,252,272. The difference between the stated value and the fair value was being amortized to interest expense over the 36-month period. On January 1, 2024, the Company entered into an agreement with the owner of 19.9%, the Minority Owner pursuant to which the Company agreed to purchase the 19.9% of Boston Solar from the Minority Owner in exchange for: (i) a six (6) month convertible note in the amount $275,000; and (ii) a twelve (12) month convertible note in the amount $275,000.  Additionally, the Company agreed to convert the Seller Note Payable in Shares (which is owned by the Minority Owner) into common shares of the Company as a price of $3.50 per share.  As a result of the transaction, the Company owns 100% of Boston Solar and the Company recorded on January 1, 2024, a gain on settlement of debt of approximately $888,000. At March 31, 2024, there is no principal balance outstanding.

Seller Convertible Notes.  As described above, the Company entered into a six month convertible note in the amount of $275,000, and a twelve month convertible note in the amount of $275,000, with the Minority Owner. The twelve month note includes $25,000 of prepaid interest added to the principal amount due. In regard to the six month note the Minority Owner: (i) has the option to convert in to common shares using a five day VWAP at any period starting February 16, 2024, and prior to maturity date; and (ii) at the maturity date, any amount of the note still outstanding will automatically convert using the five day VWAP prior to the maturity date. In regards to the twelve month note : (i) the Company can repay the full $300,000 at any time prior to the maturity date; (ii) if the Company completes a public offering greater than $10 million prior to the maturity date, a condition of the use of proceeds will be to pay any outstanding balance; (iii) after 180 days the Minority Owner shall have the option to convert portions of the note into common stock of the Company with conversions calculated using the five day VWAP prior to the notice of conversion, and the minimum amount of conversion shall be at least $100,000; and (iv) if the note has not been paid or satisfied prior to the maturity date, it will automatically convert in to common shares of the Company with such conversion calculated using the five day VWAP prior to the maturity date. In connection with the notes, the Company recorded discounts totaling $468,938 resulting from the recognition of embedded derivative liabilities (Note 2). The discount is being amortized over the life of the note. At March 31, 2024, the principal amount of both notes, totaling $575,000, is included in current portion of convertible notes payable.

Assignment Note:  In January 2024 the Company entered into an assignment of promissory note with a former owner of Boston Solar (see “Seller Note Payable”) and a third party, in which the former owner assigned the Seller Note Payable, in the amount of $817,000, to the third party and the third party obtained conversion rights from the Company.  During the three months ended March 31, 2024, the third party converted $703,168 into common shares of the Company. In connection with the note, the Company recorded a discount totaling $817,000 resulting from the recognition of an embedded derivative liability (Note 2). The discount is being amortized over the life of the note. At March 31, 2024, the principal amount of $113,832 is included in current portion of convertible notes payable.

Promissory Note 2.  On June 26, 2023, the Company entered into a securities purchase agreement providing for the issuance of a Convertible Promissory Note (“Promissory Note 2”) in the principal amount of $118,650, with an original issue discount of $13,640.  A one-time interest charge of 12% was applied on the issuance date to the principal ($118,650 *.12 = $14,238). Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in nine (9) payments each in the amount of $14,765 (a total payback to the holder of $132,888). The first payment is due July 30, 2023, with eight (8) subsequent payments due each month thereafter. If an event of default occurs and the holder exercises the option to convert, the conversion price (the “Conversion Price”) shall mean 75% multiplied by the lowest trading price for the common stock during the ten (10) trading days prior to the conversion date (representing a discount rate of 25%) (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). At March 31, 2024, there is no principal balance outstanding.

Promissory Note 3.  On August 28, 2023, the Company entered into a securities purchase agreement providing for the issuance of a convertible promissory note (“Promissory Note 3”) in the principal amount of $130,000 with a maturity date of May 28, 2024. The holder of the Promissory Note 3 shall have the right from time to time, and at any time during the period beginning on the date of issuance and ending on the later of: (i) the maturity date and (ii) the date of payment of the default amount (as defined in the convertible promissory note), to convert all or any part of the outstanding and unpaid amount of Promissory Note 3 into fully paid and non-assessable shares of common stock, at the conversion price which shall mean 75% multiplied by the lowest trading price for the common stock during the ten (10) trading days prior to the conversion date (representing a discount rate of 25%) (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). In February 2024, the outstanding principal balance was paid in full.  At March 31, 2024, there is no principal balance outstanding.

Promissory Note 4. On October 3, 2023, the Company entered into a securities purchase agreement providing for the issuance of a Convertible Promissory Note (“Promissory Note 4”) in the principal amount of $78,500, with an interest rate of 12% and a maturity date of July 30, 2024. The holder of the Promissory Note 4 shall have the right from time to time, and at any time during the period beginning on the date of issuance and ending on the later of: (i) the maturity date and (ii) the date of payment of the default amount (as defined in the convertible promissory note), to convert all or any part of the outstanding and unpaid amount of Promissory Note 4 into fully paid and non-assessable shares of common stock, at the conversion price which shall mean 75% multiplied by the lowest trading price for the common stock during the ten (10) trading days prior to the conversion date (representing a discount rate of 25%) (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). At March 31, 2024, all of the note balance, $78,500, is included in current portion of convertible notes payable.

Promissory Note 5.  On October 10, 2023, the Company entered into a securities purchase agreement providing for the issuance of a Convertible Promissory Note (“Promissory Note 5”) in the principal amount of $145,205, with an original issue discount of $16,705.  A one-time interest charge of 12% was applied on the issuance date to the principal ($145,205 *.12 = $17,424). Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in nine (9) payments each in the amount of $18,070 (a total payback to the holder of $162,629). The first payment is due November 15, 2023, with eight (8) subsequent payments due each month thereafter. If an event of default occurs and the holder exercises the option to convert, the conversion price (the “Conversion Price”) shall mean 75% multiplied by the lowest trading price for the common stock during the ten (10) trading days prior to the conversion date (representing a discount rate of 25%) (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). At March 31, 2024, all of the note balance, $54,855, is included in current portion of convertible notes payable.

Promissory Notes 6 and 7.  On February 23, 2024, the Company entered into Securities Purchase Agreements, that were effective February 27, 2024, with 1800 Diagonal Lending LLC, an accredited investor (“DL”) pursuant to which the Company issued to DL a Promissory Note (the “Promissory Note 6”) in the aggregate principal amount of $156,000 with an original issue discount of $26,000 and issuance costs of $5,000, resulting in net proceeds to the Company of $125,000, and a second Promissory Note (the “Promissory Note 7” and collectively with Promissory Note 7 the “DL Notes”) in the aggregate principal amount of $163,585 with an original issue discount of $18,820 and issuance costs of $5,000, resulting in net proceeds to the Company of $139,765. The DL Notes have maturity dates of November 30, 2024, and the Company has agreed to pay interest on the unpaid principal balance of the Promissory Note 6 at the rate of 15% per annum, and 12% per annum on the Promissory Note 7, from the date on which the DL Notes were issued, respectively. A one-time interest charge of 15% or $23,400, and 12% or $19,630 were applied on the issuance dates of the Promissory Note 6 and Promissory Note 7, respectively, to the principal amounts owed under the DL Notes. The Company has right to accelerate payments or prepay in full the DL Notes at any time with no prepayment penalty. The DL Notes are not secured by any collateral or any assets of the Company. The outstanding principal amount of the DL Notes may be converted into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in the event of default (missed payment). In the event of default under the DL Notes, DL may convert the DL Notes into shares of the Company’s common stock at a conversion price equal to 75% of the lowest trading price during the 10-day period immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an event of default, the DL Notes shall become immediately due and payable, and the Company shall pay to DL in full satisfaction of its obligations under the DL Notes, and the Default Amount (as defined in the DL Notes) as set forth in the DL Notes. In no event shall DL be allowed to affect a conversion of the DL Notes into Common Stock if such conversion, along with all other shares of Company Common Stock beneficially owned by DL and its affiliates would exceed 4.99% of the outstanding shares of the Common Stock of the Company. The issuances of the DL Notes were made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(a)(2) of the Act. At March 31, 2024, all of the principal amounts of Promissory Note 6 ($179,400) and Promissory Note 7 ($183,215) are included in current portion of convertible notes payable.

NOTE 6 – LEASES

Boston Solar has fixed rate non-cancelable operating lease agreements for office, warehouse, and parking real estate, vehicles, and tools. The monthly operating lease payments for real estate are from $4,372 to $20,231 and end September 2027. Vehicle leases range from $594 to $1,241 per month, and their end dates from June 2024 to September 2026. Tools lease payments are $1,285 per month and end March 2027. Total lease expense for the three months ended March 31, 2024, was $110,023.

Future minimum lease payments are as follows:

Year Ending
December 31
2024 (remainder)	$326,122
2025	437,132
2026	408,562
2027	277,852
2028	25,896
Thereafter	-
Total	1,475,564
Less: Interest	(184,022)
Present value of lease liabilities	$1,291,542
Less: Current portion	(346,137)
Lease liability, net of current portion	$945,405

NOTE 7 - STOCKHOLDERS’ EQUITY

Class A Convertible Preferred Stock

As of March 31, 2024, and December 31, 2023, the Company had authorized 80,000,000 shares of Class A Convertible Preferred Stock (“Class A Stock”) with $0.0001 par value per share, of which 1,000,000 and 1,000,000 shares were issued and outstanding as of March 31, 2024, and December 31, 2023, respectively. Each share of Class A Stock is convertible at any time into 1/10 (one-tenth of one share) shares of common stock. No dividends are payable unless declared by the Board of Directors.

Class B Convertible Preferred Stock

As of  March 31, 2024, and December 31, 2023, the Company had authorized 1,500 shares of Class B Preferred Stock, $0.0001 par value per share, of which 0 shares were issued and outstanding as of March 31, 2024, and December 31, 2023.

Class C Convertible Preferred Stock

As of March 31, 2024, and December 31, 2023, the Company had authorized 1,500 shares of Class C Preferred Stock, of which 0 shares were issued and outstanding as of March 31, 2024 and December 31, 2023.

Class D Convertible Preferred Stock

As of March 31, 2024, and December 31, 2023, the Company had authorized 2,000 shares of  Class D Preferred Stock, of which 0 shares were issued and outstanding as of March 31, 2024, and December 31, 2023.

Class E Convertible Preferred Stock

As of March 31, 2024, and December 31, 2023, the Company had authorized 5,000 and 2,500 shares, respectively, of  Class E Preferred Stock, of which 0 shares were issued and outstanding as of March 31, 2024, and December 31, 2023.

Undesignated Preferred Shares

As of March 31, 2024, and December 31, 2023, a total of 19,990,000 shares of preferred stock remains undesignated and unissued.

Common Stock

As of March 31, 2024, and December 31, 2023, the Company’s authorized common stock was 192,307,693 shares, at $0.0001 par value per share, with 10,973,313 and 4,351,638 shares issued and outstanding, respectively.

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

Shares issued during the three months ended March 31, 2024

On various dates in January 2024, the Company issued 771,900 shares of common stock resulting from the exercise of pre-funded warrants.

On various dates in January 2024, the Company issued 669,006 shares of common stock in exchange for conversion of debt.

On January 17, 2024, the Company issued 250,000 shares of common stock for services.

On various dates in February 2024, the Company issued 1,728,652 shares of common stock in exchange for conversion of debt.

On various dates in February 2024, the Company issued 767,907 shares of common stock for services.

On February 16, 2024, the Company issued 307,310 shares of common stock pursuant to the Equity Financing Agreement.

On various dates in March 2024, the Company issued 866,900 shares of common stock pursuant to the Equity Financing Agreement.

On various dates in March 2024, the Company issued 1,080,000 shares of common stock in exchange for conversion of debt.

On March 27, 2024, the Company issued 180,000 shares of common stock for services.

NOTE 8 - RELATED PARTY TRANSACTIONS

As of March 31, 2024, the chief executive officer of the Company and an officer of a subsidiary had advanced to the Company $45,200 and $8,012, respectively.

As of March 31, 2024, a total of $91,848 was accrued for unpaid officer wages due the Company’s CEO and CFO/President under their respective employment agreements.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we are a party to claims and actions for matters arising out of our business operations. We regularly evaluate the status of the legal proceedings and other claims in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss, or an additional loss, may have been incurred and determine if accruals are appropriate. If accruals are not appropriate, we further evaluate each legal proceeding to assess whether an estimate of possible loss or range of possible loss can be made for disclosure. Although the outcome of claims and litigation is inherently unpredictable, we believe that we have adequate provisions for any probable and estimable losses. It is possible, nevertheless, that our condensed consolidated financial position, results of operations or liquidity could be materially and adversely affected in any particular period by the resolution of a claim or legal proceeding. Legal expenses related to defense, negotiations, settlements, rulings and advice of outside legal counsel are expensed as incurred.

Equity Incentive Plan

On January 30, 2020, the Company adopted the 2019 Equity Incentive Plan (the “Plan”) to provide additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons. As of the date of this report the Company has not issued any awards under the Plan.

NOTE 10 - REVENUE CLASSES AND CONCENTRATIONS

Selected financial information for the Company’s operating revenue for disaggregated revenue purposes are as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Revenue by product/service lines:

Retail	$-	$250,274
Services	4,136,412	5,469,096
Total	$4,136,412	$5,719,370

Revenue by subsidiary:

Boston Solar	$4,136,412	$5,437,441
Box Pure Air	-	242,757
Non-core	-	39,172
Total	$4,136,412	$5,719,370

No customer comprised 10% or greater of the Company’s revenue for the three months ended March 31, 2024 and 2023, respectively.

NOTE 11 - SUBSEQUENT EVENTS

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

On April 17, 2024, the Company received a notification letter from the Listing Qualifications Department of the Cboe BZX notifying the Company that the Company did not timely file its Form 10-K for the year ended December 31, 2023 within the 15-day grace period (as set forth in the Form 12b-25 filed with the SEC on April 2, 2024) as required by Cboe BZX Listing Rule 14.6(c)(1) (the “Timely Filing Requirement”). The receipt of the Cboe BZX notification letter does not result in the immediate delisting of the Company’s Common Stock from the Cboe BZX and has no immediate effect on the listing or trading of the Company’s Common Stock on the Cboe BZX, under the symbol “SING.” The Cboe BZX notification letter indicated that the Company has until June 16, 2024, to submit a plan to regain compliance with the Timely Filing Requirement and that, following review of such plan, the Cboe BZX can grant an extension of up to 180 calendar days from the date of the original Cboe BZX notification letter, or until October 14, 2024, to regain compliance with the Timely Filing Requirement.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

You should read the following discussion together with our condensed consolidated financial statements and the related notes included elsewhere in this document. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section titled “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements included in our latest annual report on Form 10-K/A for the year ended December 31, 2023, and our other reports on file with the Securities and Exchange Commission (“SEC”).

Singlepoint is a diversified holding company principally engaged through its subsidiaries on providing energy solutions and energy centric applications. Our primary focus is on ensuring energy security by providing an integrated energy solution for our customers. We conduct our solar operations primarily through our subsidiary, Boston Solar, in which we hold a 100% equity interest. We conduct our air purification operations through Box Pure Air, in which we hold a 100% equity interest. We also have ownership interests outside of our primary solar and air purification businesses. We consider these subsidiaries to be non-core and not significant businesses.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 with the Three Months Ended March 31, 2023

Revenue. For the three months ended March 31, 2024, we generated revenue of $4.1 million as compared to $5.7 million for the three months ended March 31, 2023. The decrease in revenue was due primarily to lower revenues at Boston Solar and lower sales of our air purification systems.

Cost of Revenue. For the three months ended March 31, 2024, cost of revenue decreased to $2.3 million from $4.1 million for the three months ended March 31, 2023. The decrease was due primarily to lower revenues at Boston Solar and lower sales of our air purification systems with corresponding decreases in cost of revenue.

Gross Profit. As a result of the foregoing, our gross profit was $1.9 million for the three months ended March 31, 2024, compared with $1.7 million for the three months ended March 31, 2023. The increase was due primarily to the completion of higher margin projects offset by lower revenues at Boston Solar and lower sales of our air purification systems.

Selling, General and Administrative Expenses (“SG&A”). Our SG&A expenses decreased to $4.2 million for the three months ended March 31, 2024, from $10.0 million for the three months ended March 31, 2023. The decrease was due primarily to approximately $6.5 million of expense related to preferred stock issued for services during the three months ended March 31, 2023 with no corresponding expense during the three months ended March 31, 2024.

Other Income (Expense). For the three months ended March 31, 2024, other expense was ($0.5 million), compared to other expense of ($0.6 million) for the three months ended March 31, 2023. The change was primarily due to gain on settlement of debt and gain on change in fair value of derivative liability securities, offset by increases in amortization of debt discount, changes in fair value of derivative liabilities and financing cost.

Net Income (Loss). The Company’s net loss attributable to Singlepoint Inc Stockholders was ($2.9 million) compared to net loss of ($8.7 million) for the three months ended March 31, 2024, and 2023 respectively. The decrease in net loss was primarily due to a decrease in SG&A.

Liquidity and Capital Resources

As of March 31, 2024, we had cash and cash equivalents of approximately $0.5 million.  To continue operations for the next 12 months we will have a cash need of approximately $4.0 million. We anticipate funding our operations for the next 12 months using available cash, cash flow generated from our operations and proceeds from an offering.  The Company plans to pay off current liabilities through sales and increasing revenue through sales of Company services and or products, or through financing activities as mentioned above, although there is no guarantee that the Company will ultimately do so. Should we not be able to fulfill our cash needs through the increase of revenue we will need to raise money through the sale of additional shares of common stock, convertible notes, debt or similar instrument(s). Our net losses and need for additional funding raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well capital raised from the sale of securities. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to maintain profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

Operating Activities

Cash used in operating activities – Net cash used in operating activities was ($0.7 million) for the three months ended March 31, 2024, primarily as a result of our net loss attributable to Singlepoint Inc stockholders of ($2.6 million), partially offset by a net positive change in operating assets and liabilities. Net cash used in operating activities was ($0.5 million) for the three months ended March 31, 2023, primarily as a result of our net loss attributable to Singlepoint Inc stockholders of ($8.7 million), partially offset by preferred stock issued for services in the amount of $6.5 million.

Investing Activities

Cash flow used in investing activities – During the three months ended March 31, 2024 and 2023, the Company used ($0.0 million) for investing activities.

Financing Activities

Cash flow from financing activities – During the three months ended March 31, 2024, our financing activities provided cash of $0.5 million primarily from proceeds of sale of common stock and notes payable. During the three months ended March 31, 2023, our financing activities provided cash of $0.5 million primarily from proceeds from the issuance of convertible notes.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

During the three months ended March 31, 2024, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based on that evaluation, our management, including our President and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2024, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

SINGLEPOINT INC.

Dated: August 28, 2024	By:	/s/ William Ralston
William Ralston
Chief Executive Officer, Director

