Form 10-Q
period 2024-06-30
SinglePoint Inc.
filed 2024-09-27
CIK 1443611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 26, 2024, the Company had 301,365 outstanding shares of its common stock, par value $0.0001.

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

2

SINGLEPOINT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2024	2023

Assets
Current assets
Cash	$253,816	$758,622
Accounts receivable, net	1,525,848	1,076,293
Prepaid expenses	766,276	1,422,844
Inventory, net	747,311	1,835,084
Contract assets	110,617	647
Notes receivable from related party	299,956	289,957
Total current assets	3,703,824	5,383,447

Non-current assets
Property, net	230,328	256,020
Right of use asset	1,191,540	1,391,700
Investment, at fair value	134,376	134,376
Intangible assets, net	2,684,570	2,886,794
Goodwill	7,199,567	7,199,567
Total non-current assets	11,440,381	11,868,457

Total assets	$15,144,205	$17,251,904

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$4,668,225	$4,216,791
Accrued expenses, including accrued officer salaries	3,669,787	2,453,237
Unearned revenue	3,196,965	4,128,230
Lease liability, current portion	356,444	345,442
Advances from related party	3,074	22,656
Convertible notes payable, current portion, net of discount	480,028	1,500,241
Notes payable, current portion, net of discount	131,887	1,920,778
Derivative liability	4,889,554	388,983
Total current liabilities	17,395,964	14,976,358

Long-term liabilities
Lease liability, net of current portion	835,098	1,046,259
Convertible notes payable, net of current portion and discount	60,622	-
Notes payable, net of current portion and discount	341,012	346,113
Total long-term liabilities	1,236,732	1,392,372

Total liabilities	18,632,696	16,368,730

Stockholders' equity (deficit)
Undesignated preferred stock $0.0001 par value; authorized 19,990,000 shares with none issued and outstanding at June 30, 2024 and December 31, 2023, respectively	-	-
Class A convertible preferred stock $0.0001 par value; authorized 80,000,000 shares with 1,000,000 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	100	100
Class B convertible preferred stock $0.0001 par value; authorized 1,500 shares with none issued and outstanding at June 30, 2024 and December 31, 2023, respectively	-	-
Class C convertible preferred stock $0.0001 par value; authorized 1,500 shares with none issued and outstanding at June 30, 2024 and December 31, 2023, respectively	-	-
Common stock $0.0001 par value; authorized 6,000,000,000 shares with 301,365 and 43,516 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	30	4
Additional paid-in capital	111,074,224	103,880,418
Accumulated deficit	(115,296,767)	(102,634,869)
Total SinglePoint Inc. stockholders' equity (deficit)	(4,222,413)	1,245,653
Non-controlling interest	733,922	(362,479)
Total stockholders' equity (deficit)	(3,488,491)	883,174

Total liabilities and stockholders' equity (deficit)	$15,144,205	$17,251,904

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenues	$5,447,937	$8,149,480	$9,584,349	$13,868,850
Cost of revenues	4,051,883	5,449,120	6,336,136	9,515,414
Gross profit	1,396,054	2,700,360	3,248,213	4,353,436

Selling, general and administrative expenses	5,985,614	3,226,357	10,189,490	13,193,456

Loss from operations	(4,589,560)	(525,997)	(6,941,277)	(8,840,020)

Other income (expense)
Interest expense	(156,686)	(345,879)	(280,807)	(798,698)
Amortization of debt discount	(593,468)	(129,878)	(1,909,509)	(305,192)
Other income	27,045	9,406	48,057	43,640
Financing costs	(2,448,930)	-	(2,730,416)	-
Gain on settlement of liabilities	-	-	887,991	-
Loss on settlement of liabilities	(1,485,637)	(352,576)	(1,485,637)	(352,576)
Change in fair value of derivative liability	(635,320)	-	(328,863)	-
Total other income (expense)	(5,292,996)	(818,927)	(5,799,184)	(1,412,826)

Net loss	(9,882,556)	(1,344,924)	(12,740,461)	(10,252,846)

Loss attributable to non-controlling interests	(448)	5,023	273	238,927

Net loss attributable to SinglePoint, Inc.	(9,883,004)	(1,339,901)	(12,740,188)	(10,013,919)

Deemed dividends - Class A convertible preferred stock	-	10,568,730	-	10,568,730

Net income (loss) available for common stockholders	$(9,883,004)	$9,228,829	$(12,740,188)	$554,811

Income (loss) per share available for common stockholders - basic	$(45.97)	$6,625.26	$(87.54)	$733.10
Income (loss) per share available for common stockholders - diluted	$(45.97)	$5,461.23	$(87.54)	$526.53

Weighted average shares outstanding - basic	214,995	1,393	145,534	757
Weighted average shares outstanding - diluted	214,995	1,690	145,534	1,054

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(unaudited)

	Class A Preferred		Class B Preferred		Class C Preferred		Common Stock		Additional Paid in	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balances, December 31, 2022	75,725,981	$7,573	-	$-	19	$-	110	$-	$85,908,728	$(95,236,339)	$212,164	$(9,107,874)

Issuance of common shares for cash	-	-	-	-	-	-	-	-	38,077	-	-	38,077
Issuance of common shares for acquisition expenses	-	-	-	-	-	-	-	-	36,118	-	-	36,118
Issuance of common shares for principal and accrued interest on notes	-	-	-	-	-	-	-	-	176,402	-	-	176,402
Conversion of preferred shares	(436,000)	(44)	-	-	(52)	-	-	-	120,044	-	-	120,000
Issuance of preferred shares	4,474,018	447	-	-	-	-	-	-	6,482,379	-	-	6,482,826
Issuance of preferred shares for cash	-	-	-	-	34	-	-	-	100,000	-	-	100,000
Accrued preferred stock dividends	-	-	-	-	-	-	-	-	-	(71,240)	-	(71,240)
Net loss	-	-	-	-	-	-	-	-	-	(8,674,018)	(233,904)	(8,907,922)

Balances, March 31, 2023	79,763,999	$7,976	-	$-	1	$-	110	$-	$92,861,748	$(103,981,597)	$(21,740)	$(11,133,613)

Issuance of common shares for cash	-	-	-	-	-	-	5	-	85,710	-	-	85,710
Conversion of preferred shares	(79,763,999)	(7,976)	-	-	(1)	-	1,542	-	187,976	-	-	180,000
Accrued preferred stock dividends	-	-	-	-	-	-	-	-	-	(63,330)	-	(63,330)
Net loss	-	-	-	-	-	-	-	-	-	(1,339,901)	(5,023)	(1,344,924)

Balances, June 30, 2023	-	$-	-	$-	-	$-	1,657	$-	$93,135,434	$(105,384,828)	$(26,763)	$(12,276,157)

Balances, December 31, 2023	1,000,000	$100	-	$-	-	$-	43,516	$4	$103,880,418	$(102,634,869)	$(362,479)	$883,174

Issuance of common shares for cash	-	-	-	-	-	-	11,742	1	324,036	-	-	324,037
Issuance of common shares for services	-	-	-	-	-	-	11,978	1	579,875	-	-	579,876
Conversion of debt and accrued interest into common	-	-	-	-	-	-	34,778	3	1,710,669	-	-	1,710,672
Exercise of pre-funded warrants	-	-	-	-	-	-	7,719	1	(1)	-	-	-
Acquisition of minority interests and effect on non-controlling interests	-	-	-	-	-	-	-	-	(1,749,964)	78,290	1,096,674	(575,000)
Settlement of derivative liabilities	-	-	-	-	-	-	-	-	566,123	-	-	566,123
Net loss	-	-	-	-	-	-	-	-	-	(2,857,184)	(721)	(2,857,905)

Balances, March 31, 2024	1,000,000	$100	-	$-	-	$-	109,733	$10	$105,311,156	$(105,413,763)	$733,474	$630,977

Issuance of common shares for cash	-	-	-	-	-	-	35,748	4	526,878	-	-	526,882
Issuance of common shares for services	-	-	-	-	-	-	56,602	6	1,457,794	-	-	1,457,800
Exercise of pre-funded warrants	-	-	-	-	-	-	6,450	1	(1)	-	-	-
Conversion of debt and accrued interest into common	-	-	-	-	-	-	92,832	9	2,974,372	-	-	2,974,381
Settlement of derivative liabilities	-	-	-	-	-	-	-	-	804,025	-	-	804,025
Net income (loss)	-	-	-	-	-	-	-	-	-	(9,883,004)	448	(9,882,556)

Balances, June 30, 2024	1,000,000	$100	-	$-	-	$-	301,365	$30	$111,074,224	$(115,296,767)	$733,922	$(3,488,491)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30,
	2024	2023
Operating activities
Net loss	$(12,740,461)	$(10,252,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	238,991	162,296
Amortization of intangibles	202,224	202,224
Amortization of debt discount	1,909,509	305,192
Bad debt expense	-	23,826
Financing costs	2,730,416	-
Gain on settlement of liabilities	(887,991)	-
Loss on settlement of liabilities	1,485,637	352,576
Preferred stock issued for services	-	6,487,326
Common stock issued for services	2,037,676	36,118
Change in fair value of derivative liability	328,863	-
Changes in operating assets and liabilities:
Accounts receivable	(449,555)	481,929
Prepaid expenses	656,568	39,323
Inventory	1,087,773	(685,071)
Contract assets	(109,970)	(649,505)
Accounts payable	451,434	(611,110)
Accrued expenses, including accrued officer salaries	1,686,960	1,662,058
Unearned revenue	(931,265)	1,889,146
Net cash used in operating activities	(2,303,191)	(556,518)

Investing activities
Cash paid for notes receivable from related party	(10,000)	(56,500)
Purchase of property	(13,139)	(51,836)
Net cash used in investing activities	(23,139)	(108,336)

Financing activities
Proceeds from sale of preferred stock	-	482,940
Proceeds from sale of common stock	850,919	123,787
Proceeds from advances from related party	33,114	105,250
Proceeds from advances	250,000	-
Proceeds from convertible notes payable	1,400,000	350,000
Repayments on advances from related party	(52,696)	(101,229)
Repayments on convertible notes payable	(406,766)	(113,904)
Repayments on notes payable	(52,888)	(152,707)
Payments on capital lease obligation	(200,159)	(142,619)
Net cash provided by financing activities	1,821,524	551,518

Net decrease in cash	$(504,806)	$(113,336)
Cash - beginning of period	758,622	564,242
Cash - end of period	$253,816	$450,906

Cash paid for income taxes	$-	$-
Cash paid for interest	$60,728	$3,417

Supplemental schedule of non-cash investing and financing activities

Discounts on convertible notes payable	$357,428	$-
Recognition of debt discount from derivative liability	$2,811,504	$-
Settlement of derivative liability	$1,370,148	$-
Common stock issued for pre-funded warrants	$2	$-
Conversion of debt and accrued interest into common stock	$4,063,048	$176,402
Issuance of convertible debt for remaining interest in subsidiary	$1,749,964	$-
Settlement of notes payable and interest through issuance of convertible note payable	$817,000	$-
Settlement of advances payable through issuance of convertible note payable	$250,000	$-
Accrual of preferred stock dividends	$-	$134,570
Recognition of right of use assets and lease liabilities	$-	$132,639
Conversion of preferred stock to common stock	$-	$308,020

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2024, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As of June 30, 2024, the Company had $253,816 in cash. The Company’s net loss incurred for the period ended June 30, 2024, was $12,740,461 and its working capital deficit was $13,692,140 at June 30, 2024.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our condensed consolidated financial position as of June 30, 2024, and December 31, 2023, and the results of our condensed consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K/A for the year ended December 31, 2023, and our other reports on file with the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Singlepoint, Boston Solar, Direct Solar America, Box Pure Air, EnergyWyze, DIGS, and ShieldSaver as of June 30, 2024, and December 31, 2023, and for the periods ended June 30, 2024, and 2023. All significant intercompany transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of ninety days or less at the time of purchase to be cash equivalents. The Company maintains deposits in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had $-0- and $279,542 of deposits in excess of amounts insured by the FDIC as of June 30, 2024, and December 31, 2023, respectively.

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

Returns and other adjustments. The Company records an estimate for provisions of discounts, returns, allowances, customer rebates and other adjustments for each shipment, and are netted with gross sales. The Company’s discounts and customer rebates are known at the time of sale and the Company appropriately reduces net product revenues for these transactions based on the known discount and customer rebates. The Company estimates for customer returns and allowances based on estimates of historical transactions and accounts for such provisions during the same period in which the related revenues are earned. Customer discounts, returns and rebates on product revenues during the periods ended June 30, 2024, and 2023 are not material.

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

Accounts receivable is net of an allowance for credit losses of $375,414 as of June 30, 2024, and December 31, 2023, respectively.

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

Inventory is net of a reserve for obsolescence of $235,572 and $761,662 as of June 30, 2024, and December 31, 2023, respectively.

Intangible Assets and Goodwill

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

For the three and six months ended June 30, 2024, the potentially dilutive securities were excluded from the computation of diluted loss per share as the effect would be to reduce the net loss per common share. Therefore, the weighted-average common stock outstanding is used to calculate both basic and diluted net loss per share for the three and six months ended June 30, 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) available for common stockholders	$(9,883,004)	$9,228,829	$(12,740,188)	$554,811
Denominator:
Weighted-average shares to compute basic earnings per share	214,995	1,393	145,534	757
Class D preferred stock, including preferred dividends	-	106	-	106
Class E preferred stock, including preferred dividends	-	140	-	140
Convertible notes	-	47	-	47
Warrants	-	4	-	4
Weighted-average shares to compute diluted earnings per share	214,995	1,690	145,534	1,054

Income (loss) per share:
Basic	$(45.97)	$6,625.15	$(87.54)	$732.91
Diluted	$(45.97)	$5,460.85	$(87.54)	$526.39

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

The Company did not have any Level 1 or Level 2 assets and liabilities at June 30, 2024, December 31, 2023. The derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the period ended June 30, 2024:

Balance - December 31, 2023	$388,983
Additions	5,541,856
Settlement	(1,370,148)
Change in fair value	328,863
Balance – June 30, 2024	$4,889,554

Beginning on January 1, 2024, the Company issued convertible note payable agreements which contain conversion provisions meeting the definition of a derivative liability which therefore required bifurcation. The conversion features were valued at $5,541,856 upon issuance and recorded as a derivative liability, resulting in additional debt discounts and finance costs totaling $2,811,440 and $2,730,416, respectively.

At June 30, 2024, the Company estimated the fair value of the conversion feature derivatives embedded in the notes payable based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock of $0.17; risk-free interest rates ranging from 5.09% to 5.45%; expected volatility of the Company’s common stock ranging from 203% to 273% based on the volatility of the Company’s historical stock prices; and exercise prices from $0.07 to $0.13 and terms of 0.42 to 1.82 years.

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

Subsequent Events

Other than the events described in Note 8, there were no subsequent events that required recognition or disclosure. The Company evaluated subsequent events through the date the condensed consolidated financial statements were issued and filed with the Securities and Exchange Commission.

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

NOTE 4 - NOTES PAYABLE

Notes Payable

Seller Note Payable. On April 21, 2022 the Company entered into an unsecured note payable with a former owner of Boston Solar as part of the Boston Solar acquisition. The face value of the note was $1,000,000 with no stated interest. The fair value of the note was determined to be $897,306 at the date of acquisition with the difference between the stated value and the fair value being amortized to interest expense over the 18-month period. On January 16, 2024, the remaining balance of the note and related accrued interest was assigned to a third party (see assignment note below).

Note Purchase Agreement. In July 2021, the Company entered into a note purchase agreement with Bucktown Capital LLC (“BCL”) whereby the Company agreed to issue and sell to BCL a promissory note in the principal amount of $1,580,000 (the “Note”). The Note bears interest at the rate of Eight Percent (8%) per annum, and provides that for the calendar quarter beginning on January 1, 2022 and continuing for each calendar quarter thereafter until the Note is paid in full, the Company will make quarterly cash payments to BCL equal to $250,000. The Company may choose the frequency and amount of each payment (subject to a minimum payment of $50,000) during each applicable quarter so long as the aggregate amount paid during each quarter is equal to $250,000. The Note matures in July 2023. The Note contains the following covenants: (i) Company will timely file on the applicable deadline all reports required to be filed with the SEC pursuant to Sections 13 or 15(d) of the 1934 Act, and will take all reasonable action under its control to ensure that adequate current public information with respect to Company, as required in accordance with Rule 144 of the 1933 Act, is publicly available, and will not terminate its status as an issuer required to file reports under the 1934 Act even if the 1934 Act or the rules and regulations thereunder would permit such termination; (ii) the common stock shall be listed or quoted for trading on any of (a) NYSE, (b) NASDAQ, (c) OTCQX, (d) OTCQB, or (e) OTC Pink; (iii) trading in Company’s common stock will not be suspended, halted, chilled, frozen, reach zero bid or otherwise cease trading on Company’s principal trading market for more than two (2) consecutive Trading Days; and (iv) Company will not enter into any financing transaction with John Kirkland or any of his affiliated entities. In February 2024 BCL and the Company entered into an agreement whereby BCL converted $95,000 of the outstanding principal balance into common shares of the Company. During May and June 2024, BCL and the Company settled the $1,075,381 outstanding balance of the note and $24,531 in accrued interest through the issuance of 78,083 shares of common stock, resulting in a loss on settlement totaling $2,410,434.

SBA Loan. In May 2020, the Company received loan proceeds of $150,000 under the SBA’s Economic Injury Disaster Loan program (“EIDL”). The EIDL dated May 22, 2020, bears interest at 3.75%, has a 30-year term, is secured by substantially all assets of the Company, and is due in monthly installments of $731 beginning May 1, 2021. At June 30, 2024, $34,357 is included in current portion of notes payable and $115,643 is included in long-term notes payable.

Settlement and Release Agreement.  In March 2023, Boston Solar entered into a settlement and release with a third party in which Boston Solar agreed to make payments totaling $500,000 over a 30-month period. At June 30, 2024, $90,000 is included in current portion of notes payable and $215,000 is included in long-term notes payable.

Other.  In December 2023 the Company entered into short-term note payable with a third party in the amount of $49,980.  In January 2024, the note was paid in full.  At June 30, 2024, Boston Solar has a note payable in the amount of $17,899 related to a service truck, $7,530 of which is included in current portion of notes payable.

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

Seller Convertible Notes.  As described above, the Company entered into a six-month convertible note in the amount of $275,000, and a twelve month convertible note in the amount of $275,000, with the Minority Owner. The twelve month note includes $25,000 of prepaid interest added to the principal amount due. In regard to the six month note the Minority Owner: (i) has the option to convert in to common shares using a five day VWAP at any period starting February 16, 2024, and prior to maturity date; and (ii) at the maturity date, any amount of the note still outstanding will automatically convert using the five day VWAP prior to the maturity date. In regards to the twelve month note : (i) the Company can repay the full $300,000 at any time prior to the maturity date; (ii) if the Company completes a public offering greater than $10 million prior to the maturity date, a condition of the use of proceeds will be to pay any outstanding balance; (iii) after 180 days the Minority Owner shall have the option to convert portions of the note into common stock of the Company with conversions calculated using the five day VWAP prior to the notice of conversion, and the minimum amount of conversion shall be at least $100,000; and (iv) if the note has not been paid or satisfied prior to the maturity date, it will automatically convert in to common shares of the Company with such conversion calculated using the five day VWAP prior to the maturity date. In connection with the notes, the Company recorded discounts totaling $468,938 resulting from the recognition of embedded derivative liabilities (Note 2). The discount is being amortized over the life of the note. On June 30, 2024, the six-month note was automatically converted into 6,650 shares of common stock and 9,823 pre-funded warrants, resulting in a loss on conversion of $163,000. At June 30, 2024, the principal amount of the twelve-month note, totaling $300,000, is included in current portion of convertible notes payable.

Assignment Note:  In January 2024 the Company entered into an assignment of promissory note with a former owner of Boston Solar (see “Seller Note Payable”) and a third party, in which the former owner assigned the Seller Note Payable, in the amount of $817,000, to the third party and the third party obtained conversion rights from the Company. In connection with the note, the Company recorded a discount totaling $817,000 resulting from the recognition of an embedded derivative liability (Note 2). During the three months ended March 31, 2024, the third party converted $703,168 into common shares of the Company. During April 2024, the remaining balance of the note, totaling $125,947, was converted into 8,099 shares of common stock.

Promissory Note 2.  On June 26, 2023, the Company entered into a securities purchase agreement providing for the issuance of a Convertible Promissory Note (“Promissory Note 2”) in the principal amount of $118,650, with an original issue discount of $13,640.  A one-time interest charge of 12% was applied on the issuance date to the principal ($118,650 *.12 = $14,238). Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in nine (9) payments each in the amount of $14,765 (a total payback to the holder of $132,888). The first payment was due July 30, 2023, with eight (8) subsequent payments due each month thereafter. If an event of default occurs and the holder exercises the option to convert, the conversion price (the “Conversion Price”) shall mean 75% multiplied by the lowest trading price for the common stock during the ten (10) trading days prior to the conversion date (representing a discount rate of 25%) (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). At June 30, 2024, there is no principal balance outstanding.

Promissory Note 3.  On August 28, 2023, the Company entered into a securities purchase agreement providing for the issuance of a convertible promissory note (“Promissory Note 3”) in the principal amount of $130,000 with a maturity date of May 28, 2024. The holder of the Promissory Note 3 shall have the right from time to time, and at any time during the period beginning on the date of issuance and ending on the later of: (i) the maturity date and (ii) the date of payment of the default amount (as defined in the convertible promissory note), to convert all or any part of the outstanding and unpaid amount of Promissory Note 3 into fully paid and non-assessable shares of common stock, at the conversion price which shall mean 75% multiplied by the lowest trading price for the common stock during the ten (10) trading days prior to the conversion date (representing a discount rate of 25%) (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). In February 2024, the outstanding principal balance was paid in full.  At June 30, 2024, there is no principal balance outstanding.

Promissory Note 4. On October 3, 2023, the Company entered into a securities purchase agreement providing for the issuance of a Convertible Promissory Note (“Promissory Note 4”) in the principal amount of $78,500, with an interest rate of 12% and a maturity date of July 30, 2024. The holder of the Promissory Note 4 shall have the right from time to time, and at any time during the period beginning on the date of issuance and ending on the later of: (i) the maturity date and (ii) the date of payment of the default amount (as defined in the convertible promissory note), to convert all or any part of the outstanding and unpaid amount of Promissory Note 4 into fully paid and non-assessable shares of common stock, at the conversion price which shall mean 75% multiplied by the lowest trading price for the common stock during the ten (10) trading days prior to the conversion date (representing a discount rate of 25%) (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). At June 30, 2024, there is no principal balance outstanding.

Promissory Note 5.  On October 10, 2023, the Company entered into a securities purchase agreement providing for the issuance of a Convertible Promissory Note (“Promissory Note 5”) in the principal amount of $145,205, with an original issue discount of $16,705.  A one-time interest charge of 12% was applied on the issuance date to the principal ($145,205 *.12 = $17,424). Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in nine (9) payments each in the amount of $18,070 (a total payback to the holder of $162,629). The first payment is due November 15, 2023, with eight (8) subsequent payments due each month thereafter. If an event of default occurs and the holder exercises the option to convert, the conversion price (the “Conversion Price”) shall mean 75% multiplied by the lowest trading price for the common stock during the ten (10) trading days prior to the conversion date (representing a discount rate of 25%) (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). At June 30, 2024, there is no principal balance outstanding.

Promissory Notes 6 and 7.  On February 23, 2024, the Company entered into Securities Purchase Agreements, that were effective February 27, 2024, with 1800 Diagonal Lending LLC, an accredited investor (“DL”) pursuant to which the Company issued to DL a Promissory Note (the “Promissory Note 6”) in the aggregate principal amount of $156,000 with an original issue discount of $26,000 and issuance costs of $5,000, resulting in net proceeds to the Company of $125,000, and a second Promissory Note (the “Promissory Note 7” and collectively with Promissory Note 7 the “DL Notes”) in the aggregate principal amount of $163,585 with an original issue discount of $18,820 and issuance costs of $5,000, resulting in net proceeds to the Company of $139,765. The DL Notes have maturity dates of November 30, 2024, and the Company has agreed to pay interest on the unpaid principal balance of the Promissory Note 6 at the rate of 15% per annum, and 12% per annum on the Promissory Note 7, from the date on which the DL Notes were issued, respectively. A one-time interest charge of 15% or $23,400, and 12% or $19,630 were applied on the issuance dates of the Promissory Note 6 and Promissory Note 7, respectively, to the principal amounts owed under the DL Notes. The Company has right to accelerate payments or prepay in full the DL Notes at any time with no prepayment penalty. The DL Notes are not secured by any collateral or any assets of the Company. The outstanding principal amount of the DL Notes may be converted into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in the event of default (missed payment). In the event of default under the DL Notes, DL may convert the DL Notes into shares of the Company’s common stock at a conversion price equal to 75% of the lowest trading price during the 10-day period immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an event of default, the DL Notes shall become immediately due and payable, and the Company shall pay to DL in full satisfaction of its obligations under the DL Notes, and the Default Amount (as defined in the DL Notes) as set forth in the DL Notes. In no event shall DL be allowed to affect a conversion of the DL Notes into Common Stock if such conversion, along with all other shares of Company Common Stock beneficially owned by DL and its affiliates would exceed 4.99% of the outstanding shares of the Common Stock of the Company. The issuances of the DL Notes were made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(a)(2) of the Act. At June 30, 2024, all of the principal amounts of Promissory Note 6 ($179,400) and Promissory Note 7 ($124,324) are included in current portion of convertible notes payable.

Promissory Note 8.  On June 5, 2024, the Company entered into a securities purchase agreement providing for the issuance of a Convertible Promissory Note (“Promissory Note 8”) in the principal amount of $179,400, with an original issue discount of $23,400.  A one-time interest charge of 12%, or $21,528, was applied on the issuance date to the principal. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in nine (9) payments each in the amount of $22,325. The first payment is due July 15, 2024, with eight (8) subsequent payments due each month thereafter. Upon the occurrence and during the continuation of any Event of Default, the note shall become immediately due and payable and the Company shall pay to the holder, in full satisfaction of its obligations hereunder, an amount equal to 150% times any amounts due under the note. Additionally, the note shall be convertible into shares of the Company common stock at a conversion rate equal to the greater of $1.00 and 75% multiplied by the lowest trading price for the common stock during the ten (10) trading days prior to the conversion date (representing a discount rate of 25%) (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). At June 30, 2024, all of the outstanding balance of $200,928 is included in current portion of convertible notes payable.

12% Convertible Note.  On April 26, 2024, the Company entered into a 12% Convertible Promissory Note in the principal amount of $1,250,000, with an original issue discount of $250,000. Quarterly interest payments commence on June 28, 2024 until maturity on April 26, 2026. Periodic principal payments of $220,000, for any unconverted amounts, commence on December 28, 2024 until maturity. After six months, the note may be converted into shares of the Company’s common stock at a ten percent discount to the five day VWAP prior to conversion. If an event of default, as defined in the note, has occurred, the conversion rate shall be the lessor of $40 and the lowest traded price for the five prior trading days. At June 30, 2024, $729,167 is included in current portion of convertible notes payable and $520,833 is included in long-term convertible notes payable.

15% Convertible Note.  On June 30, 2024, the Company entered into a 15% Convertible Promissory Note in the principal amount of $312,500, with an original issue discount of $62,500. Quarterly interest payments commence on June 28, 2024 until maturity on March 26, 2025. After six months, the note may be converted into shares of the Company’s common stock at a ten percent discount to the five day VWAP prior to conversion. If an event of default, as defined in the note, has occurred, the conversion rate shall be the lessor of $40 and the lowest traded price for the five prior trading days. At June 30, 2024, $312,500 is included in current portion of convertible notes payable.

NOTE 5 - STOCKHOLDERS’ EQUITY

Class A Convertible Preferred Stock

As of June 30, 2024, and December 31, 2023, the Company had authorized 80,000,000 shares of Class A Convertible Preferred Stock (“Class A Stock”) with $0.0001 par value per share, of which 1,000,000 and 1,000,000 shares were issued and outstanding as of June 30, 2024, and December 31, 2023, respectively. Each share of Class A Stock is convertible at any time into 1/10 (one-tenth of one share) shares of common stock. No dividends are payable unless declared by the Board of Directors.

Class B Convertible Preferred Stock

As of June 30, 2024, and December 31, 2023, the Company had authorized 1,500 shares of Class B Preferred Stock, $0.0001 par value per share, of which 0 shares were issued and outstanding as of June 30, 2024, and December 31, 2023.

Class C Convertible Preferred Stock

As of June 30, 2024, and December 31, 2023, the Company had authorized 1,500 shares of Class C Preferred Stock, of which 0 shares were issued and outstanding as of June 30, 2024 and December 31, 2023.

Class D Convertible Preferred Stock

As of June 30, 2024, and December 31, 2023, the Company had authorized 2,000 shares of  Class D Preferred Stock, of which 0 shares were issued and outstanding as of June 30, 2024, and December 31, 2023.

Class E Convertible Preferred Stock

As of June 30, 2024, and December 31, 2023, the Company had authorized 5,000 and 2,500 shares, respectively, of  Class E Preferred Stock, of which 0 shares were issued and outstanding as of June 30, 2024, and December 31, 2023.

Undesignated Preferred Shares

As of June 30, 2024, and December 31, 2023, a total of 19,990,000 shares of preferred stock remains undesignated and unissued.

Common Stock

As of June 30, 2024, and December 31, 2023, the Company’s authorized common stock was 192,307,693 shares, at $0.0001 par value per share, with 301,365 and 43,516 shares issued and outstanding, respectively.

On August 15, 2024, the Company effected a 1 for 100 reverse stock split of the Company’s common stock, and an increase in the number of the Company’s authorized shares of Common Stock from 192,307,693 to 6,000,000,000. At the effective time of the reverse stock split, every 100 shares of issued and outstanding common stock were converted into one (1) share of issued and outstanding common stock. The par value per share of the common stock and the number of authorized or issued and outstanding shares of the Company’s preferred stock remained unchanged. As a result of the reverse stock split, the Company further adjusted the share amounts under its employee incentive plan which had no outstanding options and common stock warrant agreements with third parties.

Shares issued during the six months ended June 30, 2024

On various dates in January 2024, the Company issued 7,719 shares of common stock resulting from the exercise of pre-funded warrants.

On various dates in January 2024, the Company issued 6,690 shares of common stock in exchange for conversion of debt.

On January 17, 2024, the Company issued 2,500 shares of common stock for services.

On various dates in February 2024, the Company issued 17,287 shares of common stock in exchange for conversion of debt.

On various dates in February 2024, the Company issued 7,679 shares of common stock for services.

On February 16, 2024, the Company issued 3,073 shares of common stock pursuant to the Equity Financing Agreement.

On various dates in March 2024, the Company issued 8,669 shares of common stock pursuant to the Equity Financing Agreement.

On various dates in March 2024, the Company issued 10,800 shares of common stock in exchange for conversion of debt.

On March 27, 2024, the Company issued 1,800 shares of common stock for services.

On April 2, 2024, the Company issued 56,202 shares of common stock for services.

On May 6, 2024, the Company issued 400 shares of common stock for services.

On various dates in April 2024, the Company issued 8,099 shares of common stock in exchange for conversion of debt.

On June 30, 2024, the Company issued 6,650 shares of common stock and 9,823 prefunded warrants in exchange for conversion of debt.

From April 15, 2024, to June 27, 2024, the Company issued 35,748 shares of common stock pursuant to the Equity Financing Agreement.

From May 21, 2024, to June 18, 2024, the Company issued 78,083 shares of common stock in exchange for the settlement of debt.

On June 3, 2024, the Company issued 1 share of common stock for prefunded warrants.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of June 30, 2024, the chief executive officer of the Company and an officer of a subsidiary had advanced to the Company $0 and $3,074, respectively.

As of June 30, 2024, a total of $229,620 was accrued for unpaid officer wages due the Company’s CEO and CFO/President under their respective employment agreements.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

NOTE 8 - SUBSEQUENT EVENTS

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

Listing Qualifications

On August 27, 2024, the Company received a written notice (the “Deficiency Notification”) from the Listing Qualifications Department (the “Staff”) of The Cboe BZX Exchange, Inc. (“Cboe BZX”) notifying the Company that because the Company had not timely filed its Form 10-Q for the quarter ended June 30, 2024 (the “Form 10-Q”) within the 5-day grace period (as set forth in the Form 12b-25 the Company filed with the Securities and Exchange Commission (“SEC”) on August 15, 2024) as required by Cboe BZX Listing Rule 14.6(c)(1) (the “Timely Filing Requirement”), the Company was out of compliance with the Timely Filing Requirement.

On September 6, 2024, the Company received a notice (the “Notice”) from the Staff of Cboe BZX that the Cboe BZX Hearings Panel (the “Panel”) had denied the Company’s request for an extension to evidence compliance with the requirements for continued listing on the Cboe BZX as set forth in Cboe BZX Listing Rules 14.6(c)(1), 14.9(e)(1)(B) and 14.9(e)(2) and, based on previously disclosed deficiencies, affirmed the previously disclosed Staff Delisting Determination and ordered that the Company’s common stock be suspended and delisted from the Cboe BZX pursuant to the procedures set forth in Cboe BZX Listing Rule 14.12(f) and 14.12(h)(4)(B). As a result of the Panel’s decision, the Staff informed the Company that the suspension of trading of the Company’s common stock would be effective after the closing of trading on September 10, 2024. The Company does not expect the Panel’s decision to have any impact on its day-to-day operations.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 with the Three Months Ended June 30, 2023

Revenue. For the three months ended June 30, 2024, we generated revenue of $5.4 million as compared to $8.1 million for the three months ended June 30, 2023. The decrease in revenue was due primarily to lower revenues at Boston Solar and lower sales of our air purification systems.

Cost of Revenue. For the three months ended June 30, 2024, cost of revenue decreased to $4.1 million from $5.4 million for the three months ended June 30, 2023. The decrease was due primarily to lower revenues at Boston Solar and lower sales of our air purification systems with corresponding decreases in cost of revenue.

Gross Profit. As a result of the foregoing, our gross profit was $1.4 million for the three months ended June 30, 2024, compared with $2.7 million for the three months ended June 30, 2023. The decrease was due primarily to the completion of lower margin projects, lower revenues at Boston Solar and lower sales of our air purification systems.

Selling, General and Administrative Expenses (“SG&A”). Our SG&A expenses increased to $6.0 million for the three months ended June 30, 2024, from $3.2 million for the three months ended June 30, 2023. The increase was due primarily to approximately $1.5 million of expense related to stock issued for services during the three months ended June 30, 2024 and increases in consulting and professional fees.

Other Income (Expense). For the three months ended June 30, 2024, other expense was ($5.3 million), compared to other expense of ($0.8 million) for the three months ended June 30, 2023. The change was primarily due to settlement of liabilities, changes in fair value of derivative liability securities, financing costs, and amortization of debt discounts, partially offset by decreases in interest expenses.

Net Income (Loss). The Company’s net loss attributable to Singlepoint Inc Stockholders was ($9.9 million) compared to net loss of ($1.3 million) for the three months ended June 30, 2024, and 2023 respectively. The increase in net loss was primarily due to the increases in other expenses, compounded by the increases in SG&A expenses and lower margins.

Comparison of the Six Months Ended June 30, 2024 with the Six Months Ended June 30, 2023

Revenue. For the six months ended June 30, 2024, we generated revenue of $9.6 million as compared to $13.9 million for the six months ended June 30, 2023. The decrease in revenue was due primarily to lower revenues at Boston Solar and lower sales of our air purification systems.

Cost of Revenue. For the six months ended June 30, 2024, cost of revenue decreased to $6.3 million from $9.5 million for the six months ended June 30, 2023. The decrease was due primarily to lower revenues at Boston Solar and lower sales of our air purification systems with corresponding decreases in cost of revenue.

Gross Profit. As a result of the foregoing, our gross profit was $3.2 million for the six months ended June 30, 2024, compared with $4.4 million for the six months ended June 30, 2023. The decrease was due primarily to the completion of lower margin projects, lower revenues at Boston Solar and lower sales of our air purification systems.

Selling, General and Administrative Expenses (“SG&A”). Our SG&A expenses decreased to $10.2 million for the six months ended June 30, 2024, from $13.2 million for the six months ended June 30, 2023. The decrease was due to $6.5 million in preferred stock issued for services in the prior year offset by approximately $2.0 million of expense related to stock issued for services during the six months ended June 30, 2024, and increases in consulting and professional fees.

Other Income (Expense). For the six months ended June 30, 2024, other expense was ($5.8 million), compared to other expense of ($1.4 million) for the six months ended June 30, 2023. The change was primarily due to settlement of liabilities, changes in fair value of derivative liability securities, financing costs, and amortization of debt discounts, partially offset by decreases in interest expenses.

Net Income (Loss). The Company’s net loss attributable to Singlepoint Inc Stockholders was ($12.7 million) compared to net loss of ($10.0 million) for the six months ended June 30, 2024, and 2023 respectively. The increase in net loss was primarily due to the increases in other expenses, compounded by the comparative increases in SG&A expenses and lower margins.

Liquidity and Capital Resources

As of June 30, 2024, we had cash and cash equivalents of approximately $0.25 million.  To continue operations for the next 12 months we will have a cash need of approximately $4.0 million. We anticipate funding our operations for the next 12 months using available cash, cash flow generated from our operations and proceeds from an offering.  The Company plans to pay off current liabilities through sales and increasing revenue through sales of Company services and or products, or through financing activities as mentioned above, although there is no guarantee that the Company will ultimately do so. Should we not be able to fulfill our cash needs through the increase of revenue we will need to raise money through the sale of additional shares of common stock, convertible notes, debt or similar instrument(s). Our net losses and need for additional funding raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well capital raised from the sale of securities. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to maintain profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

Operating Activities

Cash used in operating activities – Net cash used in operating activities was ($2.3 million) for the six months ended June 30, 2024, primarily as a result of our net loss attributable to SinglePoint Inc stockholders of ($12.7 million), partially offset by a net positive change in operating assets and liabilities. Net cash used in operating activities was ($0.6 million) for the six months ended June 30, 2023, primarily as a result of our net loss attributable to SinglePoint Inc stockholders, partially offset by preferred stock issued for services in the amount of $6.5 million and net positive changes in operating assets and liabilities.

Investing Activities

Cash flow used in investing activities – During the six months ended June 30, 2024 and 2023, the Company used ($0.0 million) and ($0.1 million) for investing activities.

Financing Activities

Cash flow from financing activities – During the six months ended June, 2024, our financing activities provided cash of $1.8 million primarily from proceeds of sale of common stock and debt. During the six months ended June 30, 2023, our financing activities provided cash of $0.6 million primarily from proceeds from the issuance of debt and common and preferred stock.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

During the period ended June 30, 2024, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based on that evaluation, our management, including our President and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2024, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the fiscal quarter ended June 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Name of Exhibit
4.1	Form of Note (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2024)
10.1	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2024)
10.2	Form of Warrant (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2024)
10.3	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2024)
10.4	Form of Pledge Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2024)
10.5	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2024)
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SINGLEPOINT INC.

Dated: September 27, 2024	By:	/s/ William Ralston
William Ralston
Chief Executive Officer, Director

