Form 10-Q
period 2024-09-30
SinglePoint Inc.
filed 2024-12-31
CIK 1443611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of December 30, 2024, the Company had 13,252,211 outstanding shares of its common stock, par value $0.0001.

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

2

SINGLEPOINT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2024	2023

Assets
Current assets
Cash	$64,986	$758,622
Accounts receivable, net	1,853,256	1,076,293
Prepaid expenses	512,839	1,422,844
Inventory, net	700,054	1,835,084
Contract assets	4,271	647
Notes receivable from related party	299,956	289,957
Total current assets	3,435,362	5,383,447

Non-current assets
Property and equipment, net	267,665	256,020
Right of use asset	1,124,172	1,391,700
Investment, at fair value	134,376	134,376
Intangible assets, net	2,583,458	2,886,794
Goodwill	7,199,567	7,199,567
Total non-current assets	11,309,238	11,868,457

Total assets	$14,744,600	$17,251,904

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$4,094,423	$4,216,791
Accrued expenses	2,268,387	2,218,397
Accrued officer salaries	229,620	-
Accrued warranty liability	173,893	234,840
Unearned revenue	2,740,188	4,128,230
Settlement liability	1,732,746	-
Lease liability, current portion	366,214	345,442
Advances from related party	3,074	22,656
Convertible notes payable, current portion, net of discount	716,508	1,500,241
Notes payable, current portion, net of discount	131,887	1,920,778
Derivative liability	6,606,533	388,983
Total current liabilities	19,063,473	14,976,358

Long-term liabilities
Lease liability, net of current portion	757,958	1,046,259
Convertible notes payable, net of current portion and discount	126,154	-
Notes payable, net of current portion and discount	251,012	346,113
Total long-term liabilities	1,135,124	1,392,372

Total liabilities	20,198,597	16,368,730

Stockholders' equity (deficit)
Undesignated preferred stock $0.0001 par value; authorized 19,990,000 shares with none issued and outstanding at September 30, 2024 and December 31, 2023, respectively	-	-
Class A convertible preferred stock $0.0001 par value; authorized 80,000,000 shares with 1,000,000 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	100	100
Class B convertible preferred stock $0.0001 par value; authorized 1,500 shares with none issued and outstanding at September 30, 2024 and December 31, 2023, respectively	-	-
Class C convertible preferred stock $0.0001 par value; authorized 1,500 shares with none issued and outstanding at September 30, 2024 and December 31, 2023, respectively	-	-
Common stock $0.0001 par value; authorized 192,307,693 shares with 13,252,211 and 43,516 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1,325	4
Additional paid-in capital	113,620,749	103,880,418
Accumulated deficit	(119,810,093)	(102,634,869)
Total SinglePoint Inc. stockholders' equity (deficit)	(6,187,919)	1,245,653
Non-controlling interest	733,922	(362,479)
Total stockholders' equity (deficit)	(5,453,997)	883,174

Total liabilities and stockholders' equity (deficit)	$14,744,600	$17,251,904

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenues	$5,539,939	$6,914,934	$15,124,288	$20,783,784
Cost of revenues	3,040,258	4,847,499	9,376,394	14,362,913
Gross profit	2,499,681	2,067,435	5,747,894	6,420,871

Selling, general and administrative expenses	3,465,400	3,175,559	13,654,890	16,369,015

Loss from operations	(965,719)	(1,108,124)	(7,906,996)	(9,948,144)

Other income (expense)
Interest expense	(122,145)	(370,398)	(402,952)	(1,169,096)
Amortization of debt discount	(505,524)	(93,477)	(2,415,033)	(398,669)
Other income	21,816	216,299	69,873	259,939
Financing costs	(253,926)	-	(2,984,342)	-
Gain on settlement of liabilities	-	-	887,991	-
Loss on settlement of liabilities	(4,287,914)	-	(5,773,551)	(352,576)
Change in fair value of derivative liability	1,600,086	-	1,271,223	-
Total other income (expense)	(3,547,607)	(247,576)	(9,346,791)	(1,660,402)

Net loss	(4,513,326)	(1,355,700)	(17,253,787)	(11,608,546)

Loss attributable to non-controlling interests	-	84,840	273	323,767

Net loss attributable to SinglePoint, Inc.	(4,513,326)	(1,270,860)	(17,253,514)	(11,284,779)

Deemed dividends - Class A convertible preferred stock	-	-	-	10,568,730

Net loss attributable to SinglePoint, Inc.	$(4,513,326)	$(1,270,860)	$(17,253,514)	$(716,049)

Income (loss) per share – basic and diluted	$(0.83)	$(541.02)	$(8.99)	$(554.65)

Weighted average shares outstanding – basic and diluted	5,427,140	2,349	1,918,922	1,291

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(unaudited)

	Class A Preferred		Class B Preferred		Class C Preferred		Common Stock		Additional Paid in	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balances, December 31, 2022	75,725,981	$7,573	-	$-	19	$-	110	$-	$85,908,728	$(95,236,339)	$212,164	$(9,107,874)

Issuance of common shares for cash	-	-	-	-	-	-	-	-	38,077	-	-	38,077
Issuance of common shares for acquisition expenses	-	-	-	-	-	-	-	-	36,118	-	-	36,118
Issuance of common shares for principal and accrued interest on notes	-	-	-	-	-	-	-	-	176,402	-	-	176,402
Conversion of preferred shares	(436,000)	(44)	-	-	(52)	-	-	-	120,044	-	-	120,000
Issuance of preferred shares	4,474,018	447	-	-	-	-	-	-	6,482,379	-	-	6,482,826
Issuance of preferred shares for cash	-	-	-	-	34	-	-	-	100,000	-	-	100,000
Accrued preferred stock dividends	-	-	-	-	-	-	-	-	-	(71,240)	-	(71,240)
Net loss	-	-	-	-	-	-	-	-	-	(8,674,018)	(233,904)	(8,907,922)

Balances, March 31, 2023	79,763,999	$7,976	-	$-	1	$-	110	$-	$92,861,748	$(103,981,597)	$(21,740)	$(11,133,613)

Issuance of common shares for cash	-	-	-	-	-	-	5	-	85,710	-	-	85,710
Conversion of preferred shares	(79,763,999)	(7,976)	-	-	(1)	-	1,542	-	187,976	-	-	180,000
Accrued preferred stock dividends	-	-	-	-	-	-	-	-	-	(63,330)	-	(63,330)
Net loss	-	-	-	-	-	-	-	-	-	(1,339,901)	(5,023)	(1,344,924)

Balances, June 30, 2023	-	$-	-	$-	-	$-	1,657	$-	$93,135,434	$(105,384,828)	$(26,763)	$(12,276,157)

Issuance of common shares for services	-	-	-	-	-	-	13	-	106,000	-	-	106,000
Issuance of common shares for acquisition expenses	-	-	-	-	-	-	4	-	100,000	-	-	100,000
Conversion of preferred shares	-	-	-	-	-	-	42	-	120,000	-	-	120,000
Accrued preferred stock dividends	-	-	-	-	-	-	-	-	(68,329)	-	-	(68,329)
Rounding adjustment in connection with reverse split	-	-	-	-	-	-	1,094	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	(1,270,860)	(84,840)	(1,355,700)

Balances, September 30, 2023	-	$-	-	$-	-	$-	2,810	$-	$93,393,105	$(106,655,688)	$(111,603)	$(13,374,186)

Balances, December 31, 2023	1,000,000	$100	-	$-	-	$-	43,516	$4	$103,880,418	$(102,634,869)	$(362,479)	$883,174

Issuance of common shares for cash	-	-	-	-	-	-	11,742	1	324,036	-	-	324,037
Issuance of common shares for services	-	-	-	-	-	-	11,978	1	579,875	-	-	579,876
Conversion of debt and accrued interest into common	-	-	-	-	-	-	34,778	3	1,710,669	-	-	1,710,672
Exercise of pre-funded warrants	-	-	-	-	-	-	7,719	1	(1)	-	-	-
Acquisition of minority interests and effect on non-controlling interests	-	-	-	-	-	-	-	-	(1,749,964)	78,290	1,096,674	(575,000)
Settlement of derivative liabilities	-	-	-	-	-	-	-	-	566,123	-	-	566,123
Net loss	-	-	-	-	-	-	-	-	-	(2,857,184)	(721)	(2,857,905)

Balances, March 31, 2024	1,000,000	$100	-	$-	-	$-	109,733	$10	$105,311,156	$(105,413,763)	$733,474	$630,977

Issuance of common shares for cash	-	-	-	-	-	-	35,748	4	526,878	-	-	526,882
Issuance of common shares for services	-	-	-	-	-	-	56,602	6	1,457,794	-	-	1,457,800
Exercise of pre-funded warrants	-	-	-	-	-	-	6,450	1	(1)	-	-	-
Conversion of debt and accrued interest into common	-	-	-	-	-	-	92,832	9	2,974,372	-	-	2,974,381
Settlement of derivative liabilities	-	-	-	-	-	-	-	-	804,025	-	-	804,025
Net income (loss)	-	-	-	-	-	-	-	-	-	(9,883,004)	448	(9,882,556)

Balances, June 30, 2024	1,000,000	$100	-	$-	-	$-	301,365	$30	$111,074,224	$(115,296,767)	$733,922	$(3,488,491)

Issuance of common shares for cash	-	-	-	-	-	-	20,575	2	406,088	-	-	406,090
Issuance of common shares for services	-	-	-	-	-	-	507,200	51	177,174	-	-	177,225
Conversion of liabilities	-	-	-	-	-	-	1,059,770	106	806,815	-	-	806,921
Settlement of derivative liabilities	-	-	-	-	-	-	-	-	1,157,584	-	-	1,157,584
Rounding adjustment in connection with reverse split	-	-	-	-	-	-	11,363,301	1,136	(1,136)	-	-	-
Net income (loss)	-	-	-	-	-	-	-	-	-	(4,513,326)	-	(4,513,326)

Balances, September 30, 2024	1,000,000	$100	-	$-	-	$-	13,252,211	$1,325	$113,620,749	$(119,810,093)	$733,922	$(5,453,997)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30,
	2024	2023
Operating activities
Net loss	$(17,253,787)	$(11,608,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	306,359	252,186
Amortization of intangibles	303,336	303,336
Amortization of debt discount	2,415,033	398,669
Bad debt expense	-	23,826
Financing costs	2,984,342	-
Gain on settlement of liabilities	(887,991)	-
Loss on settlement of liabilities	5,773,551	352,576
Preferred stock issued for services	-	6,487,326
Common stock issued for services	2,214,901	106,000
Common stock issued for services	-	136,118
Change in fair value of derivative liability	(1,271,223)	-
Changes in operating assets and liabilities:
Accounts receivable	(776,963)	761,669
Prepaid expenses	910,005	78,624
Inventory	1,135,030	(508,212)
Contract assets	(3,624)	(795,424)
Accounts payable	1,388,144	(482,985)
Accrued expenses, including accrued officer salaries and warranty liability	1,585,273	2,649,386
Unearned revenue	(1,388,042)	1,290,320
Net cash used in operating activities	(2,565,656)	(555,131)

Investing activities
Cash paid for notes receivable from related party	(10,000)	(59,500)
Purchase of property	(50,476)	(67,076)
Net cash used in investing activities	(60,476)	(126,576)

Financing activities
Proceeds from sale of preferred stock	-	583,780
Proceeds from sale of common stock	1,257,009	123,787
Proceeds from advances from related party	33,114	118,636
Proceeds from advances	250,000	-
Proceeds from convertible notes payable	1,480,000	480,000
Repayments on advances from related party	(52,696)	(136,924)
Repayments on convertible notes payable	(624,514)	(200,387)
Repayments on notes payable	(142,888)	(199,075)
Payments on capital lease obligation	(267,529)	(214,131)
Net cash provided by financing activities	1,932,496	555,686

Net decrease in cash	$(693,636)	$(126,021)
Cash - beginning of period	758,622	564,242
Cash - end of period	$64,986	$438,221

Cash paid for income taxes	$-	$-
Cash paid for interest	$60,728	$20,503

Supplemental schedule of non-cash investing and financing activities

Discounts on convertible notes payable	$445,278	$-
Recognition of debt discount from derivative liability	$2,897,504	$-
Settlement of derivative liability	$2,527,732	$-
Common stock issued for pre-funded warrants	$2	$-
Conversion of debt and accrued interest into common stock	$4,398,363	$176,402
Conversion of settlement liability into common stock	$777,766	$-
Issuance of convertible debt for remaining interest in subsidiary	$1,749,964	$-
Settlement of notes payable and interest through issuance of convertible note payable	$817,000	$-
Settlement of advances payable through issuance of convertible note payable	$250,000	$-
Settlement of accounts payable and accrued expenses with settlement liability	$2,510,512	$-
Accrual of preferred stock dividends	$-	$202,900
Recognition of right of use assets and lease liabilities	$-	$290,104
Conversion of preferred stock to common stock	$-	$428,020

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2024, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As of September 30, 2024, the Company had approximately $65,000 in cash. The Company’s net loss incurred for the period September 30, 2024, was approximately $17,254,000 and its working capital deficit was approximately $15,628,000 at September 30, 2024.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our condensed consolidated financial position as of September 30, 2024, and December 31, 2023, and the results of our condensed consolidated operations for the interim periods presented. We follow the same accounting policies when preparing quarterly financial data as we use for preparing annual data. These statements should be read in conjunction with the consolidated financial statements and the notes included in our latest annual report on Form 10-K/A for the year ended December 31, 2023, and our other reports on file with the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Singlepoint, Boston Solar, Direct Solar America, Box Pure Air, EnergyWyze, DIGS, and ShieldSaver as of September 30, 2024, and December 31, 2023, and for the periods ended September 30, 2024, and 2023. All significant intercompany transactions have been eliminated in consolidation.

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

Reclassifications

Certain 2023 amounts have been reclassified to conform to the 2024 presentation, including the presentation of accrued warranty liability previously included in accrued expenses.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of ninety days or less at the time of purchase to be cash equivalents. The Company maintains deposits in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had $-0- and $280,000 of deposits in excess of amounts insured by the FDIC as of September 30, 2024, and December 31, 2023, respectively.

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

Returns and other adjustments. The Company records an estimate for provisions of discounts, returns, allowances, customer rebates and other adjustments for each shipment, and are netted with gross sales. The Company’s discounts and customer rebates are known at the time of sale and the Company appropriately reduces net product revenues for these transactions based on the known discount and customer rebates. The Company estimates for customer returns and allowances based on estimates of historical transactions and accounts for such provisions during the same period in which the related revenues are earned. Customer discounts, returns and rebates on product revenues during the periods ended September 30, 2024, and 2023 are not material.

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

Accounts receivable is net of an allowance for credit losses of $375,000 as of September 30, 2024, and December 31, 2023, respectively.

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

Inventory is net of a reserve for obsolescence of $236,000 and $762,000 as of September 30, 2024, and December 31, 2023, respectively.

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

For the three and nine months ended September 30, 2024, the potentially dilutive securities were excluded from the computation of diluted loss per share as the effect would be to reduce the net loss per common share. Therefore, the weighted-average common stock outstanding is used to calculate both basic and diluted net loss per share for the three and nine months ended September 30, 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) available for common stockholders	$(4,513,326)	$(1,270,860)	$(17,253,514)	$(716,049)
Denominator:
Weighted-average shares to compute basic earnings per share	5,427,140	2,349	1,918,922	1,291
Preferred stock, including preferred dividends	-	-	-	-
Convertible liabilities	78,361,838	54	78,361,838	54
Weighted-average shares to compute diluted earnings per share	83,788,978	2,403	80,280,760	1,345

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

The Company did not have any Level 1 or Level 2 assets and liabilities at September 30, 2024, December 31, 2023. The derivative liabilities are Level 3 fair value measurements.

The following is a summary of activity of Level 3 liabilities during the period ended September 30, 2024:

	Related to	Related to
	Debt	Settlement	Total
Balance - December 31, 2023	$388,983	$-	$388,983
Additions	5,673,127	4,257,378	9,930,505
Settlement	(1,570,788)	(956,944)	(2,527,732)
Change in fair value	(430,257)	(754,966)	(1,185,223)
Balance – September 30, 2024	$4,061,065	$2,545,468	$6,606,533

Beginning on January 1, 2024, the Company issued convertible note payable agreements which contain conversion provisions meeting the definition of a derivative liability which therefore required bifurcation. The conversion features were valued at $5,673,000 upon issuance and recorded as a derivative liability, resulting in additional debt discounts and finance costs totaling $2,898,000 and $2,776,000, respectively.

At September 30, 2024, the Company estimated the fair value of the conversion feature derivatives embedded in the notes payable based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock of $0.089; risk-free interest rates ranging from 3.98% to 4.87%; expected volatility of the Company’s common stock ranging from 238% to 379% based on the volatility of the Company’s historical stock prices; and exercise prices from $0.043 to $0.074 and terms of 0.17 to 1.57 years.

During July 2024, the Company entered into a settlement agreement (Note 7) related to certain accounts payable and accrued expenses. The settlement agreement contained a conversion feature meeting the definition of a derivative liability which therefore require bifurcation. The conversion feature was valued at $4,257,000 upon issuance and recorded as a derivative liability, resulting in a loss on settlement of liabilities.

At September 30, 2024, the Company estimated the fair value of the conversion feature derivatives embedded in the settlement liability based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock of $0.089; risk-free interest rate of 4.38%; expected volatility of the Company’s common stock of 276% based on the volatility of the Company’s historical stock prices; and exercise price of $0.051 and term of 0.77 years.

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

NOTE 4 - NOTES PAYABLE

Notes Payable

Seller Note Payable. On April 21, 2022 the Company entered into an unsecured note payable with a former owner of Boston Solar as part of the Boston Solar acquisition. The face value of the note was $1,000,000 with no stated interest. The fair value of the note was determined to be $897,306 at the date of acquisition with the difference between the stated value and the fair value being amortized to interest expense over the 18-month period. At December 31, 2023, the principal balance totaled $750,000. On January 16, 2024, the remaining balance of the note and related accrued interest was assigned to a third party (see assignment note below).

Note Purchase Agreement. In July 2021, the Company entered into a note purchase agreement with Bucktown Capital LLC (“BCL”) whereby the Company agreed to issue and sell to BCL a promissory note in the principal amount of $1,580,000 (the “Note”). The Note bears interest at the rate of Eight Percent (8%) per annum, and provides that for the calendar quarter beginning on January 1, 2022 and continuing for each calendar quarter thereafter until the Note is paid in full, the Company will make quarterly cash payments to BCL equal to $250,000. The Company may choose the frequency and amount of each payment (subject to a minimum payment of $50,000) during each applicable quarter so long as the aggregate amount paid during each quarter is equal to $250,000. The Note matures in July 2023. The Note contains the following covenants: (i) Company will timely file on the applicable deadline all reports required to be filed with the SEC pursua nt to Sections 13 or 15(d) of the 1934 Act, and will take all reasonable action under its control to ensure that adequate current public information with respect to Company, as required in accordance with Rule 144 of the 1933 Act, is publicly available, and will not terminate its status as an issuer required to file reports under the 1934 Act even if the 1934 Act or the rules and regulations thereunder would permit such termination; (ii) the common stock shall be listed or quoted for trading on any of (a) NYSE, (b) NASDAQ, (c) OTCQX, (d) OTCQB, or (e) OTC Pink; (iii) trading in Company’s common stock will not be suspended, halted, chilled, frozen, reach zero bid or otherwise cease trading on Company’s principal trading market for more than two (2) consecutive Trading Days; and (iv) Company will not enter into any financing transaction with John Kirkland or any of his affiliated entities. In February 2024, BCL and the Company entered into an agreement whereby BCL converted $95,000 of the outstanding principal balance into common shares of the Company. During May and June 2024, BCL and the Company settled the $1,075,381 outstanding balance of the note and $24,531 in accrued interest through the issuance of 78,083 shares of common stock, resulting in a loss on settlement totaling $2,410,434.

SBA Loan. In May 2020, the Company received loan proceeds of $150,000 under the SBA’s Economic Injury Disaster Loan program (“EIDL”). The EIDL dated May 22, 2020, bears interest at 3.75%, has a 30-year term, is secured by substantially all assets of the Company, and is due in monthly installments of $731 beginning May 1, 2021. At December 31, 2023, $32,164 is included in the current portion of notes payable and $117,836 is included in long-term notes payable. At September 30, 2024, $34,357 is included in current portion of notes payable and $115,643 is included in long-term notes payable.

Settlement and Release Agreement.  In March 2023, Boston Solar entered into a settlement and release with a third party in which Boston Solar agreed to make payments totaling $500,000 over a 30-month period. At December 31, 2023, $90,000 is included in current portion of notes payable and $215,000 is included in long-term notes payable. At September 30, 2024, $90,000 is included in current portion of notes payable and $125,000 is included in long-term notes payable.

Other.  In December 2023 the Company entered into short-term note payable with a third party in the amount of $49,980.  In January 2024, the note was paid in full.  At September 30, 2024, Boston Solar has a note payable in the amount of $17,899 related to a service truck, $7,530 of which is included in current portion of notes payable.

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

Seller Convertible Notes.  As described above, the Company entered into a six-month convertible note in the amount of $275,000, and a twelve month convertible note in the amount of $275,000, with the Minority Owner. The twelve month note includes $25,000 of prepaid interest added to the principal amount due. In regard to the six month note the Minority Owner: (i) has the option to convert in to common shares using a five day VWAP at any period starting February 16, 2024, and prior to maturity date; and (ii) at the maturity date, any amount of the note still outstanding will automatically convert using the five day VWAP prior to the maturity date. In regards to the twelve month note : (i) the Company can repay the full $300,000 at any time prior to the maturity date; (ii) if the Company completes a public offering greater than $10 million prior to the maturity date, a condition of the use of proceeds will be to pay any outstanding balance; (iii) after 180 days the Minority Owner shall have the option to convert portions of the note into common stock of the Company with conversions calculated using the five day VWAP prior to the notice of conversion, and the minimum amount of conversion shall be at least $100,000; and (iv) if the note has not been paid or satisfied prior to the maturity date, it will automatically convert in to common shares of the Company with such conversion calculated using the five day VWAP prior to the maturity date. In connection with the notes, the Company recorded discounts totaling $468,938 resulting from the recognition of embedded derivative liabilities (Note 2). The discount is being amortized over the life of the note. On June 30, 2024, the six-month note was automatically converted into 6,650 shares of common stock and 9,823 pre-funded warrants, resulting in a loss on conversion of $163,000. At September 30, 2024, the principal amount of the twelve-month note, totaling $300,000, is included in current portion of convertible notes payable.

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

Promissory Note 2.  On June 26, 2023, the Company entered into a securities purchase agreement providing for the issuance of a Convertible Promissory Note (“Promissory Note 2”) in the principal amount of $118,650, with an original issue discount of $13,640.  A one-time interest charge of 12% was applied on the issuance date to the principal ($118,650 *.12 = $14,238). Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in nine (9) payments each in the amount of $14,765 (a total payback to the holder of $132,888). The first payment was due July 30, 2023, with eight (8) subsequent payments due each month thereafter. If an event of default occurs and the holder exercises the option to convert, the conversion price (the “Conversion Price”) shall mean 75% multiplied by the lowest trading price for the common stock during the ten (10) trading days prior to the conversion date (representing a discount rate of 25%) (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). At December 31, 2023, all of the note balance, $30,312, is included in current portion of convertible notes payable. At September 30, 2024, there is no principal balance outstanding.

Promissory Note 3.  On August 28, 2023, the Company entered into a securities purchase agreement providing for the issuance of a convertible promissory note (“Promissory Note 3”) in the principal amount of $130,000 with a maturity date of May 28, 2024. The holder of the Promissory Note 3 shall have the right from time to time, and at any time during the period beginning on the date of issuance and ending on the later of: (i) the maturity date and (ii) the date of payment of the default amount (as defined in the convertible promissory note), to convert all or any part of the outstanding and unpaid amount of Promissory Note 3 into fully paid and non-assessable shares of common stock, at the conversion price which shall mean 75% multiplied by the lowest trading price for the common stock during the ten (10) trading days prior to the conversion date (representing a discount rate of 25%) (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). At December 31, 2023, all of the note balance, $130,000, is included in current portion of convertible notes payable. In February 2024, the outstanding principal balance was paid in full.

Promissory Note 4. On October 3, 2023, the Company entered into a securities purchase agreement providing for the issuance of a Convertible Promissory Note (“Promissory Note 4”) in the principal amount of $78,500, with an interest rate of 12% and a maturity date of July 30, 2024. The holder of the Promissory Note 4 shall have the right from time to time, and at any time during the period beginning on the date of issuance and ending on the later of: (i) the maturity date and (ii) the date of payment of the default amount (as defined in the convertible promissory note), to convert all or any part of the outstanding and unpaid amount of Promissory Note 4 into fully paid and non-assessable shares of common stock, at the conversion price which shall mean 75% multiplied by the lowest trading price for the common stock during the ten (10) trading days prior to the conversion date (representing a discount rate of 25%) (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). At December 31, 2023, all of the note balance, $78,500, is included in current portion of convertible notes payable. At September 30, 2024, there is no principal balance outstanding.

Promissory Note 5.  On October 10, 2023, the Company entered into a securities purchase agreement providing for the issuance of a Convertible Promissory Note (“Promissory Note 5”) in the principal amount of $145,205, with an original issue discount of $16,705.  A one-time interest charge of 12% was applied on the issuance date to the principal ($145,205 *.12 = $17,424). Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in nine (9) payments each in the amount of $18,070 (a total payback to the holder of $162,629). The first payment is due November 15, 2023, with eight (8) subsequent payments due each month thereafter. If an event of default occurs and the holder exercises the option to convert, the conversion price (the “Conversion Price”) shall mean 75% multiplied by the lowest trading price for the common stock during the ten (10) trading days prior to the conversion date (representing a discount rate of 25%) (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). At December 31, 2023, all of the note balance, $109,065, is included in current portion of convertible notes payable. At September 30, 2024, there is no principal balance outstanding.

Promissory Notes 6 and 7.  On February 23, 2024, the Company entered into Securities Purchase Agreements, that were effective February 27, 2024, with 1800 Diagonal Lending LLC, an accredited investor (“DL”) pursuant to which the Company issued to DL a Promissory Note (the “Promissory Note 6”) in the aggregate principal amount of $156,000 with an original issue discount of $26,000 and issuance costs of $5,000, resulting in net proceeds to the Company of $125,000, and a second Promissory Note (the “Promissory Note 7” and collectively with Promissory Note 7 the “DL Notes”) in the aggregate principal amount of $163,585 with an original issue discount of $18,820 and issuance costs of $5,000, resulting in net proceeds to the Company of $139,765. The DL Notes have maturity dates of November 30, 2024, and the Company has agreed to pay interest on the unpaid principal balance of the Promissory Note 6 at the rate of 15% per annum, and 12% per annum on the Promissory Note 7, from the date on which the DL Notes were issued, respectively. A one-time interest charge of 15% or $23,400, and 12% or $19,630 were applied on the issuance dates of the Promissory Note 6 and Promissory Note 7, respectively, to the principal amounts owed under the DL Notes. The Company has right to accelerate payments or prepay in full the DL Notes at any time with no prepayment penalty. The DL Notes are not secured by any collateral or any assets of the Company. The outstanding principal amount of the DL Notes may be converted into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in the event of default (missed payment). In the event of default under the DL Notes, DL may convert the DL Notes into shares of the Company’s common stock at a conversion price equal to 75% of the lowest trading price during the 10-day period immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an event of default, the DL Notes shall become immediately due and payable, and the Company shall pay to DL in full satisfaction of its obligations under the DL Notes, and the Default Amount (as defined in the DL Notes) as set forth in the DL Notes. In no event shall DL be allowed to affect a conversion of the DL Notes into Common Stock if such conversion, along with all other shares of Company Common Stock beneficially owned by DL and its affiliates would exceed 4.99% of the outstanding shares of the Common Stock of the Company. The issuances of the DL Notes were made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(a)(2) of the Act. During the period ended September 30, 2024, the Company incurred an additional $30,536 in default penalties on Note 7, which were added to the principal balance. At September 30, 2024, all of the principal amounts of Promissory Note 6 ($89,700) and Promissory Note 7 ($93,788) are included in current portion of convertible notes payable.

Promissory Note 8.  On June 5, 2024, the Company entered into a securities purchase agreement providing for the issuance of a Convertible Promissory Note (“Promissory Note 8”) in the principal amount of $179,400, with an original issue discount of $23,400.  A one-time interest charge of 12%, or $21,528, was applied on the issuance date to the principal. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in nine (9) payments each in the amount of $22,325. The first payment is due July 15, 2024, with eight (8) subsequent payments due each month thereafter. Upon the occurrence and during the continuation of any Event of Default, the note shall become immediately due and payable and the Company shall pay to the holder, in full satisfaction of its obligations hereunder, an amount equal to 150% times any amounts due under the note. Additionally, the note shall be convertible into shares of the Company common stock at a conversion rate equal to the greater of $1.00 and 75% multiplied by the lowest trading price for the common stock during the ten (10) trading days prior to the conversion date (representing a discount rate of 25%) (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). At September 30, 2024, all of the outstanding balance of $133,952 is included in current portion of convertible notes payable.

Promissory Note 9.  On August 22, 2024, the Company entered into a securities purchase agreement providing for the issuance of a Convertible Promissory Note (“Promissory Note 9”) in the principal amount of $103,200, with an original issue discount of $23,200.  A one-time interest charge of 15%, or $15,480, was applied on the issuance date to the principal. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in four (4) payments, the first of which is $59,340 and the final three each in the amount of $19,780. The first payment is due February 28, 2025, with three (2) subsequent payments due each month thereafter. Upon the occurrence and during the continuation of any Event of Default, the note shall become immediately due and payable and the Company shall pay to the holder, in full satisfaction of its obligations hereunder, an amount equal to 150% times any amounts due under the note. Additionally, the note shall be convertible into shares of the Company common stock at a conversion rate equal to 75% multiplied by the lowest VWAP price for the common stock during the ten (10) trading days prior to the conversion date (representing a discount rate of 25%) (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). At September 30, 2024, all of the outstanding balance of $118,680 is included in current portion of convertible notes payable.

12% Convertible Note.  On April 26, 2024, the Company entered into a 12% Convertible Promissory Note in the principal amount of $1,250,000, with an original issue discount of $250,000. Quarterly interest payments commence on June 28, 2024 until maturity on April 26, 2026. Periodic principal payments of $220,000, for any unconverted amounts, commence on December 28, 2024 until maturity. After six months, the note may be converted into shares of the Company’s common stock at a ten percent discount to the five day VWAP prior to conversion. If an event of default, as defined in the note, has occurred, the conversion rate shall be the lessor of $40 and the lowest traded price for the five prior trading days. At September 30, 2024, $729,167 is included in current portion of convertible notes payable and $520,833 is included in long-term convertible notes payable.

15% Convertible Note.  On June 30, 2024, the Company entered into a 15% Convertible Promissory Note in the principal amount of $312,500, with an original issue discount of $62,500. Quarterly interest payments commence on June 28, 2024 until maturity on March 26, 2025. After six months, the note may be converted into shares of the Company’s common stock at a ten percent discount to the five day VWAP prior to conversion. If an event of default, as defined in the note, has occurred, the conversion rate shall be the lessor of $40 and the lowest traded price for the five prior trading days. At September 30, 2024, $312,500 is included in current portion of convertible notes payable.

NOTE 5 - STOCKHOLDERS’ EQUITY

Class A Convertible Preferred Stock

As of September 30, 2024, and December 31, 2023, the Company had authorized 80,000,000 shares of Class A Convertible Preferred Stock (“Class A Stock”) with $0.0001 par value per share, of which 1,000,000 shares were issued and outstanding as of September 30, 2024, and December 31, 2023. Each share of Class A Stock is convertible at any time into 1/10 (one-tenth of one share) shares of common stock. No dividends are payable unless declared by the Board of Directors.

Class B Convertible Preferred Stock

As of September 30, 2024, and December 31, 2023, the Company had authorized 1,500 shares of Class B Preferred Stock, $0.0001 par value per share, of which 0 shares were issued and outstanding as of September 30, 2024, and December 31, 2023.

Class C Convertible Preferred Stock

As of September 30, 2024, and December 31, 2023, the Company had authorized 1,500 shares of Class C Preferred Stock, of which 0 shares were issued and outstanding as of September 30, 2024 and December 31, 2023.

Class D Convertible Preferred Stock

As of September 30, 2024, and December 31, 2023, the Company had authorized 2,000 shares of  Class D Preferred Stock, of which 0 shares were issued and outstanding as of September 30, 2024, and December 31, 2023.

Class E Convertible Preferred Stock

As of September 30, 2024, and December 31, 2023, the Company had authorized 5,000 and 2,500 shares, respectively, of Class E Preferred Stock, of which 0 shares were issued and outstanding as of September 30, 2024, and December 31, 2023.

Undesignated Preferred Shares

As of September 30, 2024, and December 31, 2023, a total of 19,990,000 shares of preferred stock remains undesignated and unissued.

Common Stock

As of September 30, 2024, and December 31, 2023, the Company’s authorized common stock was 192,307,693 shares, at $0.0001 par value per share, with 13,252,211 and 43,516 shares issued and outstanding, respectively.

On August 15, 2024, the Company affected a 1 for 100 reverse stock split of the Company’s common stock, and increased the number of the Company’s authorized shares of Common Stock from 192,307,693 to 6,000,000,000. At the effective time of the reverse stock split, every 100 shares of issued and outstanding common stock were converted into one (1) share of issued and outstanding common stock. The par value per share of the common stock and the number of authorized or issued and outstanding shares of the Company’s preferred stock remained unchanged. As a result of the reverse stock split, the Company further adjusted the share amounts under its employee incentive plan which had no outstanding options and common stock warrant agreements with third parties.

In connection with the reverse stock split, the Company’s Board of Directors authorized special treatment to certain shareholders to preserve round lot holders (i.e., holders owning at least 100 shares) after the reverse stock split. Shareholders holding 10,000 or fewer shares of common stock will receive 100 shares of common stock after the reverse stock split.

Shares issued during the nine months ended September 30, 2024

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

On July 15, 2024, the Company issued 4,000 shares of common stock for services.

On September 10, 2024, the Company issued 503,200 shares of common stock for services.

From July 16, 2024, to August 13, 2024, the Company issued 20,575 shares of common stock pursuant to the Equity Financing Agreement.

From July 17, 2024, to September 10, 2024, the Company issued 1,059,770 shares of common stock for the conversion of the settlement payable.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of September 30, 2024, the chief executive officer of the Company and an officer of a subsidiary had advanced to the Company $-0- and $3,074, respectively.

As of September 30, 2024, a total of $229,620 was accrued for unpaid officer wages due the Company’s CEO and CFO/President under their respective employment agreements.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 with the Three Months Ended September 30, 2023

Revenue. For the three months ended September 30, 2024, we generated revenue of $5.5 million as compared to $6.9 million for the three months ended September 30, 2023. The decrease in revenue was due primarily to lower revenues at Boston Solar and lower sales of our air purification systems.

Cost of Revenue. For the three months ended September 30, 2024, cost of revenue decreased to $3.0 million from $4.8 million for the three months ended September 30, 2023. The decrease was due primarily to lower revenues at Boston Solar and lower sales of our air purification systems with corresponding decreases in cost of revenue.

Gross Profit. As a result of the foregoing, our gross profit was $2.5 million for the three months ended September 30, 2024, compared with $2.0 million for the three months ended September 30, 2023. The decrease was due primarily to the completion of higher margin projects.

Selling, General and Administrative Expenses (“SG&A”). Our SG&A expenses increased to $3.5 million for the three months ended September 30, 2024, from $3.2 million for the three months ended September 30, 2023. The increase was due primarily to increases in consulting and professional fees.

Other Income (Expense). For the three months ended September 30, 2024, other expense was ($3.5 million), compared to other expense of ($0.2 million) for the three months ended September 30, 2023. The change was primarily due to settlement of liabilities, changes in fair value of derivative liability securities, financing costs, and amortization of debt discounts, partially offset by decreases in interest expenses.

Net Income (Loss). The Company’s net loss attributable to Singlepoint Inc Stockholders was ($4.5 million) compared to net loss of ($1.3 million) for the three months ended September 30, 2024, and 2023 respectively. The increase in net loss was primarily due to the increases in other expenses, compounded by the increases in SG&A expenses.

Comparison of the Nine Months Ended September 30, 2024 with the Nine Months Ended September 30, 2023

Revenue. For the nine months ended September 30, 2024, we generated revenue of $15.1 million as compared to $20.7 million for the nine months ended September 30, 2023. The decrease in revenue was due primarily to lower revenues at Boston Solar and lower sales of our air purification systems.

Cost of Revenue. For the nine months ended September 30, 2024, cost of revenue decreased to $9.4 million from $14.4 million for the nine months ended September 30, 2023. The decrease was due primarily to lower revenues at Boston Solar and lower sales of our air purification systems with corresponding decreases in cost of revenue.

Gross Profit. As a result of the foregoing, our gross profit was $5.7 million for the nine months ended September 30, 2024, compared with $6.4 million for the nine months ended September 30, 2023. The change was due primarily to the completion of higher margin projects, lower revenues at Boston Solar and lower sales of our air purification systems.

Selling, General and Administrative Expenses (“SG&A”). Our SG&A expenses decreased to $13.7 million for the nine months ended September 30, 2024, from $16.4 million for the nine months ended September 30, 2023. The decrease was due to $6.5 million in preferred stock issued for services in the prior year offset by approximately $2.2 million of expense related to stock issued for services during the nine months ended September 30, 2024, and increases in consulting and professional fees.

Other Income (Expense). For the nine months ended September 30, 2024, other expense was ($9.3 million), compared to other expense of ($1.7 million) for the nine months ended September 30, 2023. The change was primarily due to settlement of liabilities, changes in fair value of derivative liability securities, financing costs, and amortization of debt discounts, partially offset by decreases in interest expenses.

Net Income (Loss). The Company’s net loss attributable to Singlepoint Inc Stockholders was ($17.3 million) compared to net loss of ($0.7 million) for the nine months ended September 30, 2024, and 2023 respectively. The increase in net loss was primarily due to the increases in other expenses, compounded by the comparative increases in SG&A expenses and lower margins.

Liquidity and Capital Resources

As of September 30, 2024, we had cash and cash equivalents of approximately $0.06 million.  To continue operations for the next 12 months we will have a cash need of approximately $4.0 million. We anticipate funding our operations for the next 12 months using available cash, cash flow generated from our operations and proceeds from an offering.  The Company plans to pay off current liabilities through sales and increasing revenue through sales of Company services and or products, or through financing activities as mentioned above, although there is no guarantee that the Company will ultimately do so. Should we not be able to fulfill our cash needs through the increase of revenue we will need to raise money through the sale of additional shares of common stock, convertible notes, debt or similar instrument(s). Our net losses and need for additional funding raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well capital raised from the sale of securities. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to maintain profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

Operating Activities

Cash used in operating activities – Net cash used in operating activities was ($2.6 million) for the nine months ended September 30, 2024, primarily as a result of our net loss attributable to SinglePoint Inc stockholders of ($18.3 million), partially offset by a net positive change in operating assets and liabilities. Net cash used in operating activities was ($0.1 million) for the nine months ended September 30, 2023, primarily as a result of our net loss attributable to SinglePoint Inc stockholders, partially offset by preferred stock issued for services and net positive changes in operating assets and liabilities.

Investing Activities

Cash flow used in investing activities – During the nine months ended September 30, 2024 and 2023, the Company used ($0.1 million) and ($0.1 million) for investing activities.

Financing Activities

Cash flow from financing activities – During the period ended September 30, 2024, our financing activities provided cash of $1.9 million primarily from proceeds of sale of common stock and debt. During the period ended September 30, 2023, our financing activities provided cash of $0.6 million primarily from proceeds from the issuance of debt and common and preferred stock.

Off Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

During the period ended September 30, 2024, there were no accounting standards and interpretations issued which are expected to have a material impact on the Company’s financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based on that evaluation, our management, including our President and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2024, there were no changes in our internal control over financial reporting identified in connection with management’s evaluation of the effectiveness of our internal control over the financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

SINGLEPOINT INC.

Dated: December 30, 2024	By:	/s/ William Ralston
William Ralston
Chief Executive Officer, Director

