Form 10-K
period 2024-12-31
SinglePoint Inc.
filed 2025-09-10
CIK 1443611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

(888) 682-7464

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, $0.0001	SING	OTC Markets

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of the common equity, as of the last business day of the registrants most recently completed second fiscal quarter was $675.

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 10, 2025, the Company had 79,806,984 outstanding shares of its common stock, par value $0.0001.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Employees

Currently the Company and its subsidiaries employ a total of approximately 60 individuals, all of whom are full-time employees. These individuals consist of management, developers, sales and support staff. Some of these individuals are employed through outside sourcing, working with us to hire qualified candidates. We believe our relations with our employees is satisfactory.

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

•	we may not be able to satisfy listing requirements of OTC Markets to maintain a listing of our common stock;
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

We have incurred a net loss in each year since our inception and expect to incur losses in future periods as we continue to increase our expenses in order to grow our business. These factors raise substantial doubt about our Company’s ability to continue as a going concern. If we are unable to obtain adequate funding or if we are unable to grow our revenue substantially to achieve and sustain profitability, we may not be able to continue as a going concern. The report of our independent registered public accounting firm for the year ended December 31, 2024 included herein contains an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern as a result of recurring losses from operations.

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

Our quarterly results of operations are difficult to predict and may fluctuate significantly in the future. Because a substantial majority of our sales since inception have been concentrated in the U.S. market, we have experienced seasonal and quarterly fluctuations in the past as a result of seasonal fluctuations in our customers’ businesses. Additionally, our end-users’ ability to install solar energy systems is affected by weather. For example, during the winter months in cold-weather climates in the United States, construction may be delayed in order to let the ground thaw to reduce costs. Such installation delays can impact the timing of orders for our products. We expect expansion into areas with traditionally warmer climates will result in less pronounced seasonal variations in our revenue profile over time. Additionally, we have historically experienced seasonal fluctuations in the purchase patterns of our customers related to the ITC step-downs, with at least some customers placing large orders in the fourth quarter of a particular year and the corresponding shipments occurring during the first half of the subsequent year, resulting in increased revenue in the first half of the year

Given that we are an early-stage company operating in a rapidly growing industry, the true extent of historic fluctuations due to the seasonality of construction and the ITC step-downs may have been masked by our recent growth rates and consequently may not be readily apparent from our historical results of operations and may be difficult to predict. Any substantial decrease in revenue would have an adverse effect on our business, prospects, financial condition, results of operations, and stock price. Seasonality and fluctuations in sales as described herein may also present cash flow challenges as well as place strain on our supply chain.

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

In our Form 10-K for the year ended December 31, 2024, we identified certain material weaknesses in our internal controls. Specifically, we lacked a functioning audit committee resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures, and inadequate segregation of duties consistent with control objectives.  Our weaknesses also related to a lack of a sufficient number of personnel with appropriate training and experience in U.S. general acceptable accounting principles (“GAAP”) and SEC rules and regulations with respect to financial reporting functions. Furthermore, we lack robust accounting systems as well as sufficient resources to hire such staff and implement these accounting systems.

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

The market valuation of smaller reporting companies, such as us, frequently fluctuate due to factors unrelated to the past or present operating performance of such companies. Our market valuation and the trading prices of our common stock may fluctuate significantly in response to a number of factors, many of which are beyond our control, including:

•	changes in securities analysts’ estimates of our financial performance, although there are currently no analysts covering our stock;

•	fluctuations in stock market prices and volumes, particularly among securities of smaller reporting companies;

•	fluctuations in related commodities prices;

•	additions or departures of key personnel;

•	quarterly variations in our results of operations or those of our competitors;

•	delays in end-user deployments of products;

•	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•	intellectual property infringements;

•	our ability to develop and market new and enhanced products on a timely basis;

•	commencement of, or our involvement in, litigation;

•	major changes in our Board or management;

•	changes in governmental regulations;

•	changes in earnings estimates or recommendations by securities analysts;

•	the impact of increasing interest rates and Russia’s invasion of Ukraine on capital markets;

•	our failure to generate material revenues;

•	our public disclosure of the terms of this financing and any financing which we consummate in the future;

•	any acquisitions we may consummate;

•	short selling activities;

•	changes in market valuations of similar companies;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	changes in the prices of commodities associated with our business; and

•	general economic conditions and slow or negative growth of end markets.

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

We may not be able to satisfy listing requirements of the OTC to maintain a listing of our common stock.

Our common stock is listed on the OTC and we must meet certain financial and liquidity criteria to maintain such listing. If we violate the maintenance requirements for continued listing of our common stock, our common stock may be delisted. In addition, our Board may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from the OTC may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. In addition, the delisting of our common stock could significantly impair our ability to raise capital.

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

Our audit committee is tasked with general oversight of our risk management process, including risks from cybersecurity threats. Members of management provide periodic briefings to the audit committee of our board of directors regarding our cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. In furtherance thereof, the committee is responsible for monitoring and assessing strategic risk exposure. Our audit committee provides regular updates to the board of directors on such reports.

Item 2. Properties.

We do not currently own any property or real estate of any kind.

Effective April 15, 2022, Boston Solar entered into a lease extension to secure parking, warehouse, and office facilities. The lease runs through September 2027 with a monthly cost of approximately $20,000.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Common Stock of the Company was previously traded on the CBOE Capital Markets and is currently trading on the OTC Exchange, Inc. under the symbol “SING.” The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarterly period	High	Low
Fiscal year ended December 31, 2023:
First Quarter	$88,091.52	$26,385.86
Second Quarter	$46,489.86	$15,704.63
Third Quarter	$27,561.10	$20,800.83
Fourth Quarter	$499.00	$168.00

Fiscal year ended December 31, 2024:
First Quarter	$225.00	$20.12
Second Quarter	$67.50	$9.05
Third Quarter	$26.00	$0.06
Fourth Quarter	$0.10	$0.01

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

Holders

As of December 31, 2024, there were 40,923,495 shares of common stock outstanding, which were held by approximately 212 record holders. The number of stockholders of record does not include certain beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends

There were no dividends declared or paid in cash to the Company’s stockholders during the year ended December 31, 2024.  We currently intend to retain our future earnings, if any, to fund the development and growth of our business.  We do not intend to pay cash dividends to our stockholders in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended December 31, 2024, there were no sales by the Company (which have not been included in a Quarterly Report on Form 10Q or in a Current Report on Form 8-K) that were not registered under the Securities Act.

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

Overview

Singlepoint is a diversified holding company principally engaged through its subsidiaries in providing renewable energy solutions and energy-efficient applications to drive better health and living. Our primary focus is sustainability by providing an integrated solar energy solution for our customers and clean environment solutions through our air purification business. We conduct our solar operations primarily through our subsidiary, The Boston Solar Company LLC (“Boston Solar”), in which we hold a 100% equity interest.

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

Reverse Stock-splits

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

Results from Operations

Year ended December 31, 2024, as compared to the year ended December 31, 2023

 The following tables set forth our consolidated results of operations for the periods presented (all numbers are approximate).

	Year ended December 31,
	2024	2023
Revenue	$20,283,000	$26,320,000
Gross Profit	$7,399,000	$7,173,000
Operating Expenses	$27,423,000	$23,259,000
Other Expense, net	$(8,910,000)	$(2,680,000)
Net Loss	$(28,934,000)	$(18,767,000)

Revenue. For the years ended December 31, 2024, and 2023, we generated revenue of $20,283,000 and $26,320,000, respectively. The decrease was due primarily to an industry-wide decrease in demand amid increased economic uncertainty.

Cost of Revenue. For the years ended December 31, 2024, and 2023, cost of revenue was $12,255,000 and $19,147,000, respectively. The decrease was directly related to the decrease in revenues, partially offset by the Company focusing on selling jobs with larger margins.

Inventory Obsolescence. During the year ended December 31, 2024, the Company recorded inventory obsolescence of $629,000 resulting from slow moving and obsolete inventory.

Gross Profit. As a result of the foregoing, our gross profit was $7,399,000 for the year ended December 31, 2024, compared with $7,173,000, for the year ended December 31, 2023. The increase was due primarily due to the Company focusing on jobs with larger margins.

Operating Expenses. For the years ended December 31, 2024, and 2023, total operating expenses were $27,423,000 and $23,259,000, respectively. The increase was primarily due to impairment expenses in 2024 totaling $9,961,000 related to previously acquired intangible assets and goodwill.

Other Expense, net. For the years ended December 31, 2024, and 2023, other expense was $8,910,000 and $2,680,000, respectively.  The increase was due primarily to increases in interest expense, financing costs, amortization of debt discounts, and loss on settlement of liabilities.

Net Loss. For the years ended December 31, 2024, and 2023, net loss was $28,934,000 and $18,767,000, respectively. The increase in net loss is primarily a result of higher operating and other expenses partially offset by higher gross profit.

Liquidity and Capital Resources

As of December 31, 2024, we had cash on hand of approximately $295,000. We anticipate funding our operations for the next 12 months using available cash, cash flow generated from our operations and proceeds from an offering.  The Company plans to pay off current liabilities through sales and increasing revenue through sales of Company services and or products, or through financing activities as mentioned above, although there is no guarantee that the Company will ultimately do so. Should we not be able to fulfill our cash needs through the increase of revenue we will need to raise money through the sale of additional shares of common stock, convertible notes, debt or similar instrument(s). Our net losses and need for additional funding raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s principal sources of liquidity have been cash provided by operating activities, as well capital raised from the sale of securities. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to become profitable and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses, the Company may not be able to maintain profitability. The Company’s ability to continue in existence is dependent on the Company’s ability to achieve profitable operations.

Contractual Obligations and Future Cash Requirements

Our principal contractual obligations expected to give rise to material cash requirements consist of non-cancelable leases for our leased facilities, vehicles, tools and current short term as well as long term debt obligations as well as convertible notes. We lease properties in Boston, Massachusetts from an unrelated party under non-cancelable operating leases dating through 2027. The monthly operating lease payments for real estate range from approximately $5,000 to $20,000 through September 2027. Vehicle leases range from $600 to $1,400 per month through March 2029. Tools lease payments are $2,050 per month and end March 2027. We believe our liquidity resources, our cash on hand and cash generated by operations will be sufficient to cover these obligations.

Consolidated Statements of Cash Flow Data:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Net cash used in operating activities	$(2,615,000)	$(3,646,000)
Net cash used in investing activities	$(54,000)	$(175,000)
Net cash provided by financing activities	$2,205,000	$4,016,000
Net change in cash	$(464,000)	$195,000
Cash at beginning of year	$759,000	$564,000
Cash at end of year	$295,000	$759,000

Operating Activities

Cash used in operating activities –

For the year ended December 31, 2024, $2,615,000 net cash used in operating activities was due primarily from our net loss of $28,934,000, non-cash losses (net) on settlement of debt of $4,886,000, and impairment of $9,961,000.  This was partially offset by gains on changes in fair value of the derivative liability of $3,369,000, non-cash expenses related to stock-based compensation of $2,308,000, financing costs of 3,289,000, and a $4,349,000 change in operating assets and liabilities

For the year ended December 31, 2023, $3,646,000 of net cash used in operating activities was due primarily from our net loss $18,767,000 and non-cash gains on settlement of debt of $1,766,000 and change in fair value of derivative liability of $735,000.  This was partially offset by non-cash expenses related to stock-based compensation of $9,277,000, financing costs of $1,928,000, $1,395,000 loss from conversion of preferred stock into pre-funded warrants, and approximately $2,854,000 change in operating assets and liabilities.

Investing Activities

Cash flow used in investing activities – For the year ended December 31, 2024, net cash used in investing activities was $54,000, primarily due to the purchase of property. For the year ended December 31, 2023, net cash used in investing activities was $175,000 related primarily to purchases of property.

Financing Activities

Cash flow from financing activities – For the year ended December 31, 2024, net cash provided by financing activities was $2,205,000, primarily due to proceeds from the sale of common stock and from issuance of convertible notes, partially offset by payments on debt obligations. For the year ended December 31, 2023, net cash provided by financing activities was $4,016,000, primarily due to proceeds from the sale of common stock and from issuance of convertible notes, partially offset by payments on debt obligations.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Notes to the Consolidated Financial Statements describe the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, contingencies, derivates and taxes. Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements.

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

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting Improvements to Reportable Segment Disclosures. The amendments in this update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis. Adoption did not have a material impact on the Company’s disclosures.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes, which enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024. Adoption did not have any impact on the Company’s disclosures.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SinglePoint, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SinglePoint, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes to consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill and Intangible Assets

As disclosed in Note 4 to the financial statements, goodwill is tested for impairment at least annually or more frequently if indicators of impairment require the performance of an interim impairment assessment.  Intangible assets, at least annually, are tested for possible impairment when events or changes in circumstances that the carrying amount of the asset group may not be recoverable.  During the year ended December 31, 2024, the Company recognized impairment charges for the Company’s goodwill and intangible assets of $7.2 million and $2.5 million, respectively.

We identified the impairment of goodwill and intangible assets as a critical audit matter because of the significant judgment required by management to determine estimated expected revenues, growth, and discounted cash flows. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s judgments and estimates.

The primary procedures we performed to address this critical audit matter included:

•	Evaluating management’s ability to forecast future cash flow assumptions including, but not limited to, the forecasted performance driven by expected industry receptivity, market share and expected operating costs;
•	Reviewing the completeness and accuracy of the underlying data used in management’s forecast;
•	Assessing the underlying source information and mathematical accuracy of the calculations.

Derivative Liabilities

As disclosed in Note 5 to the financial statements, the Company issued convertible notes payable that contained features which derive value from sources unrelated to the host note payable instrument.  The Company determined certain of the features required bifurcation and accounted for them on a stand-alone basis as derivatives.  The determination of fair value of these derivatives involved using complex valuation methodologies and significant assumptions including volume weighted prices and the estimated valuation of the Company’s common stock taking into consideration the effect of these dilutive instruments.

We identified auditing the Company’s evaluation of the accounting for the features included in the convertible notes payable, specifically the methods and assumptions used to estimate the fair value of the derivative liabilities, as a critical audit matter because of the significant judgments and assumptions required by management.

The primary procedures we performed to address this critical audit matter included:

•	Obtaining and reviewing the underlying notes payable agreements and related amendments to understand the terms and conditions, economic substance, and identifying embedded features requiring evaluation;
•	Testing management’s development of the assumptions used in the valuation models applied and the reasonableness of those assumptions;
•	Obtaining an understanding of management’s process for developing the estimated fair value of the embedded features, including evaluation of the appropriateness of the method selected by the Company, identifying the significant assumptions used to determine the fair value estimate, and the application of those assumptions in the related method;
•	Assessing the data and significant assumptions used in developing the fair value estimate, including procedures to determine whether the data was complete and accurate and sufficiently precise.

/s/ Turner, Stone and Company, L.L.P.

Turner, Stone and Company, L.L.P.

Dallas, Texas

September 10, 2025

We have served as the Company’s auditor since 2017.

SINGLEPOINT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023

Assets
Current assets
Cash	$295,195	$758,622
Accounts receivable, net	911,904	1,076,293
Prepaid expenses	153,093	1,422,844
Inventory, net	-	1,835,084
Contract assets	48,995	647
Notes receivable from related party	-	289,957
Total current assets	1,409,187	5,383,447

Non-current assets
Property, net	244,290	256,020
Right of use asset	1,391,768	1,391,700
Investment	-	134,376
Intangible assets, net	-	2,886,794
Goodwill	-	7,199,567
Total non-current assets	1,636,058	11,868,457

Total assets	$3,045,245	$17,251,904

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$3,926,618	$4,216,791
Accrued expenses, including accrued officer salaries	3,360,025	2,218,397
Accrued warranty liability	173,728	234,840
Unearned revenue	2,608,925	4,128,230
Lease liability, current portion	422,589	345,442
Advances from related party	3,074	22,656
Convertible notes payable, current portion, net of discount	1,115,976	1,500,241
Notes payable, current portion, net of discount	379,845	1,920,778
Settlement liability	1,732,746	-
Derivative liability	4,271,555	388,983
Total current liabilities	17,995,081	14,976,358

Long-term liabilities
Lease liability, net of current portion	969,179	1,046,259
Notes payable, net of current portion and discount	-	346,113
Total long-term liabilities	969,179	1,392,372

Total liabilities	18,964,260	16,368,730

Commitments and contingencies (Note 9)

Stockholders' equity (deficit)
Undesignated preferred stock $0.0001 par value; authorized 19,990,000 shares with none issued and outstanding at December 31, 2024 and 2023, respectively	-	-
Class A convertible preferred stock $0.0001 par value; authorized 80,000,000 shares with 1,000,000 issued and outstanding at December 31, 2024 and 2023, respectively	100	100
Class B convertible preferred stock $0.0001 par value; authorized 1,500 shares with none issued and outstanding at December 31, 2024 and 2023, respectively	-	-
Class C convertible preferred stock $0.0001 par value; authorized 1,500 shares with none issued and outstanding at December 31, 2024 and 2023, respectively	-	-
Class D convertible preferred stock $0.0001 par value; authorized 2,000 shares with none issued and outstanding at December 31, 2024 and 2023, respectively	-	-
Class E convertible preferred stock $0.0001 par value; authorized 5,000 shares with none issued and outstanding at December 31, 2024 and 2023, respectively	-	-
Common stock $0.0001 par value; authorized 6,000,000,000 shares with 40,923,495 and 43,516 shares issued and outstanding at December 31, 2024 and 2023, respectively	4,091	4
Additional paid-in capital	114,943,929	103,880,418
Accumulated deficit	(131,600,784)	(102,634,869)
Total SinglePoint Inc. stockholders' equity (deficit)	(16,652,664)	1,245,653
Non-controlling interest	733,649	(362,479)
Total stockholders' equity (deficit)	(15,919,015)	883,174

Total liabilities and stockholders' equity (deficit)	$3,045,245	$17,251,904

 The accompanying notes are an integral part of these consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2024	2023

Revenues	$20,283,064	$26,319,863
Cost of revenues	12,254,880	18,648,991
Inventory Obsolescence	629,284	498,096
Gross profit	7,398,900	7,172,776

Operating expenses
Advertising	2,067,397	682,345
Compensation	6,043,254	7,455,570
Legal and professional	4,029,381	5,089,066
General and administrative	4,841,092	9,351,077
Depreciation and amortization	481,730	681,295
Impairment expense	9,960,512	-
Total operating expenses	27,423,366	23,259,353

Loss from operations	(20,024,466)	(16,086,577)

Other income (expense)
Interest expense	(514,029)	(1,477,380)
Amortization of debt discount	(2,913,510)	(656,951)
Other income (loss)	(134,376)	275,780
Financing costs	(3,288,643)	(1,928,028)
Gain on settlement of liabilities	856,810	1,766,183
Loss on settlement of liabilities	(5,742,370)	-
Loss on settlement of warrants	(542,000)	-
Loss on conversion of preferred stock to common	-	(1,394,817)
Change in fair value of derivative liability	3,368,539	735,127
Total other income (expense)	(8,909,579)	(2,680,086)

Net loss	(28,934,045)	(18,766,663)

Loss attributable to non-controlling interests	-	574,643

Net loss attributable to SinglePoint, Inc. common stockholders	(28,934,045)	(18,192,020)

Deemed dividends - Class A convertible preferred stock	-	10,568,730

Net income (loss) attributable to SinglePoint, Inc.	$(28,934,045)	$(7,623,290)

Income (loss) per share - basic and diluted	$(3.58)	$(2,681.62)

Weighted average shares outstanding - basic and diluted	8,075,296	2,843

 The accompanying notes are an integral part of these consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Class A Preferred		Class C Preferred		Common Stock		Additional Paid-in	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balances, December 31, 2022	75,725,981	$7,573	19	$-	110	$-	$85,908,728	$(95,236,339)	$212,164	$(9,107,874)

Issuance of common shares for services	-	-	-	-	14,126	1	3,937,938	-	-	3,937,939
Issuance of common shares for acquisition expenses	-	-	-	-	28	-	216,118	-	-	216,118
Issuance of common shares for cash	-	-	-	-	8,214	1	3,422,146	-	-	3,422,147
Conversion of debt and accrued interest into common	-	-	-	-	10,859	1	3,719,209	-	-	3,719,210
Conversion of debt into pre-funded common stock warrants	-	-	-	-	-	-	4,428,796	-	-	4,428,796
Conversion of preferred shares into pre-funded common stock warrants	-	-	-	-	-	-	5,728,597	-	-	5,728,597
Exercise of pre-funded warrants	-	-	-	-	6,179	1	(1)	-	-	-
Issuance of preferred shares for services	5,474,018	547	34	-	-	-	6,486,779	-	-	6,487,326
Conversion of preferred shares	(80,199,999)	(8,020)	(53)	-	2,773	-	488,020	-	-	480,000
Accrued preferred stock dividends	-	-	-	-	-	-	-	224,760	-	224,760
Deemed dividends	-	-	-	-	-	-	(10,568,730)	10,568,730	-	-
Settlement of derivative liability	-	-	-	-	-	-	112,818	-	-	112,818
Rounding adjustment in connection with reverse split	-	-	-	-	1,227	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(18,192,020)	(574,643)	(18,766,663)

Balances, December 31, 2023	1,000,000	$100	-	$-	43,516	$4	$103,880,418	$(102,634,869)	$(362,479)	$883,174

Issuance of common shares for cash	-	-	-	-	8,680,921	868	1,338,548	-	-	1,339,416
Issuance of common shares for services	-	-	-	-	1,693,096	169	2,308,186	-	-	2,308,355
Exercise of pre-funded warrants	-	-	-	-	4,850	-	-	-	-	-
Settlement of pre-funded warrants	-	-	-	-	667,319	67	541,933	-	-	542,000
Conversion of debt and accrued interest into common	-	-	-	-	17,410,824	1,741	4,917,118	-	-	4,918,859
Conversion of liabilities into common	-	-	-	-	1,059,770	106	806,815	-	-	806,921
Settlement of derivative liability	-	-	-	-	-	-	2,765,723	-	-	2,765,723
Rounding adjustment in connection with reverse split	-	-	-	-	11,363,199	1,136	(1,136)	-	-	-
Acquisition of minority interests and effect on non-controlling interests	-	-	-	-	-	-	(1,613,676)	(31,870)	1,096,128	(549,418)
Net loss	-	-	-	-	-	-	-	(28,934,045)	-	(28,934,045)

Balances, December 31, 2024	1,000,000	$100	-	$-	40,923,495	$4,091	$114,943,929	$(131,600,784)	$733,649	$(15,919,015)

 The accompanying notes are an integral part of these consolidated financial statements.

SINGLEPOINT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2024	2023
Operating activities
Net loss	$(28,934,045)	$(18,766,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	55,925	276,847
Amortization	425,805	404,448
Inventory obsolescence	629,284	498,096
Impairment	9,960,512	-
Loss on investments	134,376	-
Amortization of debt discount	2,913,510	656,951
Bad debt expense	194,558	331,622
Financing costs	3,288,643	1,928,028
Gain on settlement of liabilities	(856,810)	(1,766,183)
Loss on settlement of liabilities	5,742,370	-
Stock-based compensation	2,308,355	9,276,525
Loss from conversion of preferred stock into pre-funded warrants	-	1,394,817
Loss from settlement of pre-funded warrants	542,000	-
Change in fair value of derivative liability	(3,368,539)	(735,127)
Changes in operating assets and liabilities:
Accounts receivable, net	(30,169)	1,626,154
Prepaid expenses	1,269,751	203,636
Inventory, net	1,205,800	148,204
Contract assets	(48,348)	404,202
Accounts payable	1,269,984	(580,663)
Accrued expenses, including accrued officer salaries	2,262,561	1,823,649
Accrued warranty liability	(60,947)	28,171
Unearned revenue	(1,519,305)	(798,992)
Net cash used in operating activities	(2,614,729)	(3,646,278)

Investing activities
Cash issued for notes receivable from related party	(10,000)	(69,500)
Purchase of property	(44,195)	(105,900)
Net cash used in investing activities	(54,195)	(175,400)

Financing activities
Proceeds from sale of preferred stock	-	583,780
Proceeds from sale of common stock	1,339,416	3,422,147
Proceeds from advances from related party	33,114	150,637
Proceeds from advances	250,000	-
Proceeds from convertible notes payable	1,480,000	680,000
Proceeds from notes payable	-	49,980
Repayments on advances from related party	(52,696)	(147,113)
Repayments on convertible notes payable	(698,035)	(312,716)
Repayments on notes payable	(146,302)	(200,472)
Payments on lease obligation	-	(210,185)
Net cash provided by financing activities	2,205,497	4,016,058

Net increase (decrease) in cash	(463,427)	194,380
Cash - beginning of period	758,622	564,242
Cash - end of period	$295,195	$758,622

Cash paid for income taxes	$-	$-
Cash paid for interest	$192,412	$20,503

Supplemental schedule of non-cash investing and financing activities

Recognition of debt discounts related to derivative liability	$2,897,504	$285,371
Discounts on convertible notes payable	$477,958	$-
Settlement of derivative liability via debt conversions and cash payments	$2,765,723	$112,818
Common shares issued for exercise of prefunded warrants	$-	$62
Common shares issued for conversion and settlement of debt and accrued interest	$4,465,147	$-
Common shares issued for conversion of settlement liability	$777,766	$-
Issuance of convertible debt for remaining interest in partially owned subsidiary	$1,671,157	$-
Settlement of notes payable with formalized convertible note	$817,000	$-
Settlement of advances with formalized convertible note	$250,000	$-
Settlement of accounts payable with settlement liability	$2,510,512	$-
Deemed dividend on Class A preferred stock	$-	$10,568,730
Accrued preferred stock dividends	$-	$224,760
Common stock issued for prepaid services	$-	$1,364,858
Recognition of operating right of use assets and lease liabilities	$443,982	$290,104

 The accompanying notes are an integral part of these consolidated financial statements

SINGLEPOINT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Corporate History

On May 14, 2019, SinglePoint Inc. (“SinglePoint” or “the Company”), a Nevada corporation, established a subsidiary, Singlepoint Direct Solar LLC (“Direct Solar America”), completing the acquisition of certain assets of Direct Solar, LLC and AI Live Transfers LLC. The Company owns fifty one percent (51%) of the membership interests of Direct Solar America. On January 26, 2021, the Company acquired 100% ownership of EnergyWyze, LLC, a limited liability company (“EnergyWyze”). On February 26, 2021, the Company purchased 51% ownership of Box Pure Air, LLC, (“Box Pure Air”) and subsequently purchased the remaining 49% ownership on October 1, 2023. On April 21, 2022, the Company purchased 80.1% membership interests in The Boston Solar Company, LLC (“Boston Solar”) and subsequently purchased the remaining 19.9% membership interests on January 1, 2024.

Business

The Company is a diversified holding company principally engaged through its subsidiaries on providing energy solutions and energy centric applications. Our primary focus is on ensuring energy security by providing an integrated energy solution for our customers, primarily to individuals and businesses in the northeastern United States. We conduct our solar operations primarily through our subsidiary, Boston Solar, in which we hold a 100% equity interest. We conduct our air purification operations through Box Pure Air, in which we hold a 100% equity interest.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2024, the Company has yet to achieve profitable operations and is dependent on its ability to raise capital from stockholders or other sources to sustain operations and to ultimately achieve viable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As of December 31, 2024, the Company had $295,195 in cash.  The Company’s net loss for the year ended December 31, 2024, was $28,934,045, and its working capital deficit was approximately $16,586,000 at December 31, 2024.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Singlepoint, Boston Solar, Direct Solar America, Box Pure Air, EnergyWyze, DIGS, and ShieldSaver as of December 31, 2024 and 2023, and for the years then ended. All significant intercompany transactions have been eliminated in consolidation.

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

Reverse Stock-splits

On July 20, 2023, the Company affected a 1 for 400 reverse stock split of the Company’s common stock. At the effective time of the reverse stock split, every 400 shares of issued and outstanding common stock were converted into one (1) share of issued and outstanding common stock. The number of authorized shares and the par value per share of the common stock and the number of authorized or issued and outstanding shares of the Company’s preferred stock remained unchanged. As a result of the reverse stock split, the Company further adjusted the share amounts reserved and available for issuance under its employee incentive plan which had no outstanding options or common stock warrant agreements with third parties.

On December 14, 2023, the Company affected a 1 for 26 reverse stock split of the Company’s common stock, and a proportionate related reduction in the number of the Company’s authorized shares of Common Stock from 5,000,000,000 to 192,307,693. At the effective time of the reverse stock split, every 26 shares of issued and outstanding common stock were converted into one (1) share of issued and outstanding common stock. The par value per share of the common stock and the number of authorized or issued and outstanding shares of the Company’s preferred stock remained unchanged. As a result of the reverse stock split, the Company further adjusted the share amounts reserved and available for issuance under its employee incentive plan which had no outstanding options or common stock warrant agreements with third parties.

On August 15, 2024, the Company affected a 1 for 100 reverse stock split of the Company’s common stock, and increased the number of the Company’s authorized shares of Common Stock from 192,307,693 to 6,000,000,000. At the effective time of the reverse stock split, every 100 shares of issued and outstanding common stock were converted into one (1) share of issued and outstanding common stock. The par value per share of the common stock and the number of authorized or issued and outstanding shares of the Company’s preferred stock remained unchanged. As a result of the reverse stock split, the Company further adjusted the share amounts reserved and available for issuance under its employee incentive plan which had no outstanding options or common stock warrant agreements with third parties.

All disclosures of common shares and per common share data in the accompanying consolidated financial statements and related notes reflect these reverse stock splits for all periods presented.

Cash

The Company considers all highly-liquid investments with an original maturity of ninety days or less at the time of purchase to be cash equivalents. There were no cash equivalents at December 31, 2024 and 2023. The Company also maintains deposits in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had approximately $45,000 of deposits in excess of amounts insured by the FDIC as of December 31, 2024.

Revenues

The Company records revenue in accordance with Financial Accounting Standards Board's (FASB) Accounting Standards Codification ("ASC") 606, “Revenue from Contracts with Customers” by analyzing exchanges with its customers using a five-step analysis:

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

The Company uses the following categories for disaggregated revenue classification:

(1)	Retail Sales and
(2)	Services Revenue

Additionally, the Company also disaggregates revenue by subsidiary:

(1)	Singlepoint (parent company)
(2)	Boston Solar
(3)	Box Pure Air
(4)	Non-Core a) DIGS b) Direct Solar c) EnergyWyze d) Ecodaptive

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

Adjustments. The Company’s discounts and customer rebates are known at the time of sale and are recorded against product revenues based on the known discount and customer rebates.  The Company estimates for customer returns based on estimates of historical transactions and accounts for such provisions during the same period in which the related revenues are earned. Historically, returns have been nominal.

Construction Contract Performance Obligations, Revenues and Costs. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account. The Company evaluates whether two or more contracts should be combined and accounted for as one performance obligation and whether the combined or single contract should be accounted for as more than one performance obligation. This evaluation requires significant judgment, and the decision to combine a group of contracts or separate a single contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period. The Company’s installation contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contract and, therefore, not distinct. Less commonly, the Company may promise to provide distinct goods or services within a contract, in which case the contract is separated into more than one performance obligation. If a contract is separated into more than one performance obligation, the total transaction price is allocated to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation.

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

Contract Assets and Unearned Revenues

Billing practices are governed by the contract terms of each project based primarily on costs incurred, achievement of milestones or predetermined schedules. Billings do not necessarily correlate with the timing of revenues recognized. Contract assets represent costs incurred that have not been billed to the customer. Unearned revenues represent payments collected in advance of revenues recognized.

The Company’s residential contracts include payments terms that call for payment upon receipt of the invoice, and their commercial contracts call for payment between 15 and 60 days from the invoice date, primarily within 30 days.

Accounts Receivable

The Company carries its accounts receivable at the amount management expects to collect from outstanding receivables. On an ongoing basis, the Company evaluates its accounts receivable and adjusts an allowance for credit losses based on historical losses and current credit conditions.

Accounts receivable is net of an allowance for credit losses of approximately $270,000 and $375,000 as of December 31, 2024 and 2023, respectively.

Property

Property are stated at historical cost net of accumulated depreciation. Property is being depreciated on a straight-line basis. Repairs and maintenance are expensed as incurred.

Following is a summary of property as of December 31, 2024, and 2023.

	December 31,
	2024	2023
Computer equipment	$155,329	$142,189
Software	167,394	167,394
Tools and equipment	244,972	244,972
Furniture	66,392	66,392
Leasehold improvements	40,100	40,100
Vehicles	305,211	274,156
Accumulated depreciation	(735,108)	(679,183)
	$244,290	$256,020

Impairment Assessment

The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such asset may not be recoverable. The Company groups and evaluates these long-lived assets for impairment at the lowest level at which individual cash flows can be identified. If indicators of impairment are present, the Company first compares the carrying amount of the asset group to the estimated future cash flows associated with the asset group. If the estimated future cash flows used in the analysis are less than the carrying amount of the asset group, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset group to the asset group’s estimated discounted future cash flows. If required, an impairment loss is recorded for the portion of the asset group’s carrying value that exceeds the asset group’s estimated discounted future cash flows.

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

Inventory is net of a reserve for obsolescence of approximately $1,391,000 and $762,000 as of December 31, 2024 and 2023, respectively. At December 31, 2024 the Company’s existing inventory, totaling approximately $629,000, was determined to be obsolete, resulting in a corresponding loss on inventory obsolescence during the year ended December 31, 2024. There have been no sales of inventory previously deemed obsolete during the years ended December 31, 2024 and 2023.

Following is a summary of inventory as of December 31, 2024, and 2023.

	December 31,
	2024	2023
Finished goods	$1,390,946	$2,596,746
Reserve for obsolescence	(1,390,946)	(761,662)
	$-	$1,835,084

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

Following is a summary of the accrued warranty and production guarantee liability for the year ended December 31, 2024, and 2023.

	December 31,
	2024	2023
Balance, beginning of year	$234,840	$206,669
Additions	51,470	28,171
Changes in estimates	(112,582)	-
Balance, end of year	$173,728	$234,840

Convertible Instruments - Derivatives

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

Income Taxes

The Company accounts for its income taxes in accordance with ASC 740 “Income Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The Company has net deferred tax assets as of December 31, 2024, and 2023 pertaining to unused net operating loss carryforwards.  Due to the uncertainty of future realization, the Company has provided a full valuation allowance for the net deferred tax assets at December 31, 2024, and 2023.

Net Income (loss) Per Common Share

Basic net income (loss) per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents.

For the years ended December 31, 2024 and 2023, the potentially dilutive securities were excluded from the computation of diluted loss per share as the effect would be to reduce the net loss per common share. Therefore, the weighted-average common stock outstanding is used to calculate both basic and diluted net loss per share for the years ended December 31, 2024 and 2023.

A reconciliation of the weighted average shares outstanding used in basic and diluted earnings per share computation is as follows:

	Year Ended December 31,
	2024	2023
Numerator:
Net loss available for common stockholders	$(28,934,045)	$(7,623,290)
Denominator:
Weighted-average shares to compute basic earnings per share	8,075,296	2,843
Weighted-average shares to compute diluted earnings per share	8,075,296	2,843

Loss per share:
Basic	$(3.58)	$(2,681.62)
Diluted	$(3.58)	$(2,681.62)

Following is a summary of potentially dilutive securities as of December 31, 2024, and 2023.

	December 31,
	2024	2023
Class A preferred	100,000	100,000
Warrants	36,026	31,057
Convertible debt	231,164,667	3,010
Settlement liability	243,636,892	-
	474,937,585	134,067

Stock-Based Compensation

The Company may issue stock-based compensation to non-employees in non-capital raising transactions for services and for other costs. The cost of stock-based compensation issued is measured on the grant date at fair value.

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

Following is a summary of recurring fair value measurements as of December 31, 2024, and 2023.

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Derivative - settlement liability	$-	$-	$1,948,711	$1,948,711
Derivative - convertible debt	-	-	2,322,844	2,322,844
	$-	$-	$4,271,555	$4,271,555

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Derivative - settlement liability	$-	$-	$-	$-
Derivative - convertible debt	-	-	388,983	388,983
	$-	$-	$388,983	$388,983

Following is a summary of nonrecurring fair value measurements as of December 31, 2024, and 2023.

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Goodwill	$-	$-	$-	$-
Intangible assets	-	-	-	-
	$-	$-	$-	$-

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Goodwill	$-	$-	$2,886,794	$2,886,794
Intangible assets	-	-	7,199,567	7,199,567
	$-	$-	$10,086,361	$10,086,361

The following is a summary of activity of Level 3 liabilities during the year ended December 31, 2023:

Related to Debt
Balance - December 31, 2022	$-
Additions	1,236,928
Settlement	(112,818)
Change in fair value	(735,127)
Balance - December 31, 2023	$388,983

The following is a summary of activity of Level 3 liabilities during the year ended December 31, 2024:

	Related to	Related to
	Debt	Settlement	Total
Balance - December 31, 2023	$388,983	$-	$388,983
Additions	5,759,456	4,257,378	10,016,834
Settlement	(1,808,779)	(956,944)	(2,765,723)
Change in fair value	(2,016,816)	(1,351,723)	(3,368,539)
Balance –December 31, 2024	$2,322,844	$1,948,711	$4,271,555

During 2023 the Company issued note payable agreements (Note 5) which contained default provisions that contain a conversion feature meeting the definition of a derivative liability which therefore required bifurcation.

At December 31, 2023, the Company estimated the fair value of the conversion feature derivatives embedded in the outstanding notes payable and warrants based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock of $215; risk-free interest rates ranging from 5.26% to 5.60%; expected volatility of the Company’s common stock ranging from 273% to 345%; exercise prices of $126; and terms from one to seven months.

Beginning in January 2024, the Company issued convertible note payable agreements which contain conversion provisions meeting the definition of a derivative liability which therefore required bifurcation. The conversion features were valued at $5,759,000 upon issuance and recorded as a derivative liability, resulting in additional debt discounts and finance costs totaling $2,898,000 and $2,861,000, respectively.

At December 31, 2024, the Company estimated the fair value of the conversion feature derivatives embedded in the outstanding notes payable and warrants based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock of $0.01; risk-free interest rates ranging from 4.16% to 4.39%; expected volatility of the Company’s common stock ranging from 266% to 318%; exercise prices ranging from $0.008 to $0.010; and terms from three to sixteen months.

During July 2024, the Company entered into a settlement agreement (Note 9) related to certain accounts payable and accrued expenses. The settlement agreement contained a conversion feature meeting the definition of a derivative liability which therefore require bifurcation. The conversion feature was valued at $4,257,000 upon issuance and recorded as a derivative liability, resulting in a loss on settlement of liabilities.

At December 31, 2024, the Company estimated the fair value of the conversion feature derivatives embedded in the outstanding settlement liability based on assumptions used in the Cox-Ross-Rubinstein binomial pricing model using the following inputs: the price of the Company’s common stock of $0.01; risk-free interest rate of 4.24%; expected volatility of the Company’s common stock of 303% based on the volatility of the Company’s historical stock prices; an exercise price of $0.007 and term of six months.

As of December 31, 2024, the Company determined the recorded values of intangibles and goodwill required adjustment for impairment resulting in a full impairment of both. See Note 4.

Financing Costs

Financing costs include certain financing related expenses including derivative origination costs in excess of allowable discounts, default penalties, and costs incurred related to financing that are not attributable to specific instruments.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting Improvements to Reportable Segment Disclosures. The amendments in this update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis. Adoption did not have a material impact on the Company’s disclosures. See Note 3 for the Company’s segment disclosures.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes, which enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. Adoption did not have any impact on the Company’s disclosures.

Subsequent Events

Other than the events described in Note 12, there were no subsequent events that required recognition or disclosure. The Company evaluated subsequent events through the date the consolidated financial statements were issued and filed with the Securities and Exchange Commission.

NOTE 3 – SEGMENT AND RELATED INFORMATION

The Company has one reportable segment managed on a consolidated basis: solar sales and installation services. The Company derives revenue primarily in North America and manages all business activities on a consolidated basis. The services offered are deployed to customers in a similar manner. The Company does not have intra-entity sales or transfers.

The Company’s chief operating decision maker ("CODM") is the Chief Executive Officer, who reviews financial information presented on a consolidated basis to allocate resources, evaluate financial performance and make overall operating decisions. The measure of segment profit or loss that is most consistent with the consolidated financial statements is net loss. The accounting policies of our single reportable segment are the same as those for the consolidated financial statements. The level of disaggregation and amounts of significant segment expenses that are regularly provided to the CODM are the same as those presented in the consolidated statements of operations. Likewise, the measure of segment assets is reported on the consolidated balance sheets as total assets.

NOTE 4 – GOODWILL, INTANGIBLE ASSETS, AND INVESTMENTS

During the Company’s annual assessment of goodwill and intangible assets in December 2024, the Company determined goodwill and intangible assets related to Boston Solar and Box Pure Air were impaired due to negative revisions to the Company’s discounted cash flow analysis resulting from a decline in operations and political headwinds facing the industry as a whole. For the year ended December 31, 2024, the Company recorded impairment expenses related to goodwill and intangible assets of approximately $7,200,000 and $2,461,000, respectively.

Goodwill

The following table presents activity in the Company’s goodwill balance as of December 31, 2024 and 2023:

	Boston Solar	Box Pure Air	Total
Balances at December 31, 2022	$6,785,416	$414,151	$7,199,567
Impairment losses	-	-	-
Balances at December 31, 2023	6,785,416	414,151	7,199,567
Impairment losses	(6,785,416)	(414,151)	(7,199,567)
Balances at December 31, 2024	$-	$-	$-

Intangible Assets

Intangible assets relate to IP/Technology, Tradenames/Trademarks, and non-competed acquired upon the acquisition of Boston Solar during the year ended December 31, 2022.

The following table presents activity in the Company’s intangible assets (excluding goodwill) for the years ending December 31, 2024 and 2023:

	IP/ Technology	Tradename/ Trademarks	Non- Competes	Total
Balances at December 31, 2022:	$394,984	$2,801,290	$94,968	$3,291,242
Less: Amortization	62,568	300,816	41,064	404,448
Balances at December 31, 2023	332,416	2,500,474	53,904	2,886,794
Less: Amortization	62,568	322,173	41,064	425,805
Less: Impairment losses	269,848	2,178,301	12,840	2,460,989
Balances at December 31, 2024	$-	$-	$-	$-

At December 31, 2024 and 2023, accumulated amortization related to intangible assets totaled $0 and $755,558, respectively.

Investments

On August 9, 2022, the Company acquired a minority interest, with the right to acquire the remaining interests, of Frontline Power Solutions LLC (“Frontline”), a Multi-state Licensed Energy Services Company (“ESCO”). Frontline is a comprehensive energy service Company with the ability to operate in deregulated markets across the country and provide energy supply agreements to all sizes of commercial, industrial, and institutional properties. The Company signed a Membership Interest Purchase Agreement with Frontline whereby the Company agreed to: (i) make an investment in Frontline for a 13.3% membership interest in exchange for $100,000 of the Company’s shares; (ii) issue a Promissory Note to Frontline for $150,000 ; and (iii) purchase the remaining interest (86.7%) membership interest for a Cash Consideration of $500,000 minus any outstanding principal and interest outstanding under the Promissory Note, subject to certain closing conditions. In the event that certain closing conditions do not occur, the Promissory Note would convert into an additional 6.6% membership interest of Frontline for a total ownership interest of 19.9% for the Company.

During December 2024, the Company determined the investment in and note receivable from Frontline contained no future economic benefit to the Company. Accordingly, a loss on investment totaling $134,376 and an impairment of balances due under the note receivable totaling $216,500 were recorded at December 31, 2024.

NOTE 5 - NOTES PAYABLE

Notes Payable

Following is a summary of notes payable at December 31, 2024 and 2023.

				December 31, 2024			December 31, 2023
Note	Origination	Maturity	Rate	Principal - Current	Principal - Long-Term	Discount	Principal - Current	Principal - Long-Term	Discount
Note A	May 2020	May 2050	3.75%	$150,000	$-	$-	$32,164	$117,836	$-
Note B	July 2021	July 2023	8.00%	-	-	-	1,004,378	-	13,274
Note C	August 2021	August 2026	5.00%	14,845	-	-	7,530	13,277	-
Note D	April 2022	-	-	-	-	-	750,000	-	-
Note E	March 2023	September 2025	-	215,000	-	-	90,000	215,000	-
Note F	December 2023	March 2024	-	-	-	-	49,980	-	-
				$379,845	$-	$-	$1,934,052	$346,113	$13,274

Note A - SBA Loan. In May 2020, the Company received loan proceeds of $150,000 under the SBA’s Economic Injury Disaster Loan program (“EIDL”). The EIDL dated May 22, 2020, bears interest at 3.75%, has a 30-year term, is secured by substantially all assets of the Company, and is due in monthly installments of $731 beginning May 1, 2021. The Company is in payment default on the EIDL note.

Note B - Note Purchase Agreement. In July 2021, the Company entered into an unsecured note purchase agreement with Bucktown Capital LLC (“BCL”) whereby the Company agreed to issue and sell to BCL a promissory note in the principal amount of $1,580,000 (the “Note”). The Note bears interest at the rate of Eight Percent (8%) per annum with maturity in July 2023. In February 2024, BCL and the Company entered into an agreement whereby BCL converted $95,000 of the outstanding principal balance into 2,967 common shares of the Company. During May and June 2024, BCL and the Company settled the $1,075,381 outstanding balance of the note and $24,531 in accrued interest through the issuance of 78,083 shares of common stock, resulting in a loss on settlement totaling $1,310,522.

Note D - Seller Note Payable. In April 2022 the Company entered into an unsecured note payable with a former owner of Boston Solar as part of the Boston Solar acquisition. The face value of the note was $1,000,000 with no stated interest. At December 31, 2023, the principal balance totaled $750,000. On January 16, 2024, the remaining balance of the note and related accrued interest was assigned to a third party (see Assignment Note below).

Note E - Settlement and Release Note. In March 2023, Boston Solar entered into an unsecured settlement and release with a third party in which Boston Solar agreed to make payments totaling $500,000 over a 30-month period.

Convertible Notes Payable

Following is a summary of convertible notes payable at December 31, 2024 and 2023.

				December 31, 2024			December 31, 2023
Convertible Note	Origination	Maturity	Rate	Principal - Current	Principal - Long-Term	Discount	Principal - Current	Principal - Long-Term	Discount
Convertible Note A	April 2022	April 2025	-	$-	$-	$-	$1,587,619	$-	$301,066
Convertible Note B	June 2023	February 2024	-	-	-	-	30,311	-	7,440
Convertible Note C	August 2023	May 2024	-	-	-	-	130,000	-	57,409
Convertible Note D	October 2023	July 2024	-	-	-	-	78,500	-	54,507
Convertible Note E	October 2023	July 2024	-	-	-	-	109,065	-	14,832
Seller Convertible Note	January 2024	December 2024	-	300,000	-	-	-	-	-
Convertible Note H	June 2024	March 2025	-	98,277	-	51,512	-	-	-
Convertible Note I	August 2024	May 2025	-	118,680	-	50,068	-	-	-
Convertible Note J	April 2024	April 2026	-	1,250,000	-	789,952	-	-	-
Convertible Note K	June 2024	March 2025	-	312,500	-	71,949	-	-	-
				$2,079,457	$-	$963,481	$1,935,495	$-	$435,254

Purchase Agreement. On April 21, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Cameron Bridge LLC, Target Capital LLC, and Walleye Opportunities Master Fund Ltd. (collectively the “Investors”), whereby the Investors purchased from the Company, and the Company issued, an aggregate principal amount of $4,885,353 of 15% original issue discount convertible promissory notes (each, a “Note” and collectively, the “Notes”). In December 2023, all of the principal balance plus accrued interest was converted into common shares and pre-funded warrants, resulting in a loss on settlement of debt of approximately 977,000.

Convertible Note A.

In April 2022, the Company issued an unsecured 36-month seller note to the Chief Executive Officer of Boston Solar (“Minority Owner”) in the amount of $1,940,423 payable in shares of the Company’s common stock based on the volume-weighted average price (“VWAP”) of the Company’s common stock over the 60 trading days prior to April 21, 2022. The payments begin six months after April 21, 2022 and are paid quarterly over 30 months. The fair value of the note was determined to be $1,252,272. The difference between the stated value and the fair value was being amortized to interest expense over the 36-month period. On January 1, 2024, the Company entered into an agreement with the Minority Owner to purchase the Minority Owner’s 19.9% interest in Boston Solar in exchange for: (i) a six (6) month convertible note in the amount $275,000; and (ii) a twelve (12) month convertible note in the amount $275,000 (Seller Convertible Notes below).  Additionally, the Company agreed to convert the Seller Note Payable in Shares (which is owned by the Minority Owner) into common shares of the Company at a price of $3.50 per share.  Immediately following the transaction, the Company increased its ownership in Boston Solar to 100% resulting in a gain on settlement of debt of approximately $857,000.

Seller Convertible Notes. On January 1, 2024, the Company entered into an unsecured six-month convertible note in the amount of $275,000, and a twelve-month convertible note in the amount of $275,000, with a former Minority Owner. The twelve month note includes $25,000 of prepaid interest added to the principal amount due. In regard to the six month note the Minority Owner: (i) has the option to convert in to common shares using a five day VWAP at any period starting February 16, 2024, and prior to maturity date; and (ii) at the maturity date, any amount of the note still outstanding will automatically convert using the five day VWAP prior to the maturity date. In regards to the twelve month note : (i) the Company can repay the full $300,000 at any time prior to the maturity date; (ii) if the Company completes a public offering greater than $10 million prior to the maturity date, a condition of the use of proceeds will be to pay any outstanding balance; (iii) after 180 days the Minority Owner shall have the option to convert portions of the note into common stock of the Company with conversions calculated using the five day VWAP prior to the notice of conversion, and the minimum amount of conversion shall be at least $100,000; and (iv) if the note has not been paid or satisfied prior to the maturity date, it will automatically convert in to common shares of the Company with such conversion calculated using the five day VWAP prior to the maturity date. In connection with the notes, the Company recorded discounts totaling $468,938 resulting from the recognition of embedded derivative liabilities (Note 2). The discount is being amortized over the life of the note. On June 30, 2024, the six-month note was automatically converted into 6,650 shares of common stock and 9,823 pre-funded warrants, resulting in a loss on conversion of $163,000.

Assignment Note: In January 2024 the Company entered into an assignment of promissory note with a former owner of Boston Solar (see Seller Note Payable) and a third party, in which the former owner assigned the unsecured Seller Note Payable, in the amount of $817,000, to the third party and the third party obtained conversion rights from the Company. In connection with the note, the Company recorded a discount totaling $817,000 resulting from the recognition of an embedded derivative liability (Note 2). During the three months ended March 31, 2024, the third party converted $703,168 into 26,770 common shares of the Company. During April 2024, the remaining balance of the note, totaling $125,947, was converted into 8,099 shares of common stock.

Convertible Note B. On June 26, 2023, the Company entered into a securities purchase agreement providing for the issuance of an unsecured Convertible Promissory Note in the principal amount of $118,650, with an original issue discount of $13,640. A one-time interest charge of 12% was applied on the issuance date to the principal.

Convertible Note C. On August 28, 2023, the Company entered into a securities purchase agreement providing for the issuance of an unsecured convertible promissory note in the principal amount of $130,000 with a maturity date of May 28, 2024. The note was repaid during 2024.

Convertible Note D. On October 3, 2023, the Company entered into a securities purchase agreement providing for the issuance of an unsecured Convertible Promissory Note in the principal amount of $78,500, with an interest rate of 12% and a maturity date of July 30, 2024. The note was repaid during 2024.

Convertible Note E. On October 10, 2023, the Company entered into a securities purchase agreement providing for the issuance of an unsecured Convertible Promissory Note in the principal amount of $145,205 maturing in July 2024 and an original issue discount of $16,705.  A one-time interest charge of 12% was applied on the issuance date to the principal. The note was repaid during 2024.

Convertible Notes F and G. On February 23, 2024, the Company entered into Securities Purchase Agreements, that were effective February 27, 2024, with 1800 Diagonal Lending LLC, an accredited investor (“DL”) pursuant to which the Company issued to DL a Promissory Note (“Convertible Note F”) in the aggregate principal amount of $156,000 with an original issue discount of $26,000 and issuance costs of $5,000, resulting in net proceeds to the Company of $125,000, and a second Promissory Note (“Convertible Note G”) in the aggregate principal amount of $163,585 with an original issue discount of $18,820 and issuance costs of $5,000, resulting in net proceeds to the Company of $139,765. The DL Notes have maturity dates of November 30, 2024, and the Company has agreed to pay interest on the unpaid principal balance of the Convertible Note F at the rate of 15% per annum, and 12% per annum on the Convertible Note G , from the date on which the DL Notes were issued, respectively. A one-time interest charge of 15% or $23,400, and 12% or $19,630 were applied on the issuance dates of the Convertible Note F and Convertible Note G , respectively, to the principal amounts owed under the DL Notes. The Company has right to accelerate payments or prepay in full the DL Notes at any time with no prepayment penalty. The DL Notes are unsecured. The outstanding principal amount of the DL Notes may be converted into shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) in the event of default (missed payment). In the event of default under the DL Notes, DL may convert the DL Notes into shares of the Company’s common stock at a conversion price equal to 75% of the lowest trading price during the 10-day period immediately preceding the date of conversion. In addition, upon the occurrence and during the continuation of an event of default, the DL Notes shall become immediately due and payable, and the Company shall pay to DL in full satisfaction of its obligations under the DL Notes, and the Default Amount (as defined in the DL Notes) as set forth in the DL Notes. In no event shall DL be allowed to affect a conversion of the DL Notes into Common Stock if such conversion, along with all other shares of Company Common Stock beneficially owned by DL and its affiliates would exceed 4.99% of the outstanding shares of the Common Stock of the Company. The issuances of the DL Notes were made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(a)(2) of the Act. During the period ended September 30, 2024, the Company incurred an additional $30,536 in default penalties on Convertible Note G , which were added to the principal balance. From October to November 2024, DL converted Convertible Note F and Convertible Note G  into 15,342,038 shares of common stock. At December 31, 2024, there is no principal balance outstanding.

Convertible Note H. On June 5, 2024, the Company entered into a securities purchase agreement providing for the issuance of an unsecured Convertible Promissory Note in the principal amount of $179,400, with an original issue discount of $23,400.  A one-time interest charge of 12%, or $21,528, was applied on the issuance date to the principal. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in nine (9) payments each in the amount of $22,325. The first payment is due July 15, 2024, with eight (8) subsequent payments due each month thereafter. Upon the occurrence and during the continuation of any Event of Default, the note shall become immediately due and payable and the Company shall pay to the holder, in full satisfaction of its obligations hereunder, an amount equal to 150% times any amounts due under the note. Additionally, the note shall be convertible into shares of the Company common stock at a conversion rate equal to the greater of $1.00 and 75% multiplied by the lowest trading price for the common stock during the ten (10) trading days prior to the conversion date (representing a discount rate of 25%) (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). During December 2024, $14,850 of the note was converted into 1,941,176 shares of common stock.

Convertible Note I. On August 22, 2024, the Company entered into a securities purchase agreement providing for the issuance of an unsecured Convertible Promissory Note in the principal amount of $103,200, with an original issue discount of $23,200.  A one-time interest charge of 15%, or $15,480, was applied on the issuance date to the principal. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in four (4) payments, the first of which is $59,340 and the final three each in the amount of $19,780. The first payment is due February 28, 2025, with three (3) subsequent payments due each month thereafter. Upon the occurrence and during the continuation of any Event of Default, the note shall become immediately due and payable and the Company shall pay to the holder, in full satisfaction of its obligations hereunder, an amount equal to 150% times any amounts due under the note. Additionally, the note shall be convertible into shares of the Company common stock at a conversion rate equal to 75% multiplied by the lowest VWAP price for the common stock during the ten (10) trading days prior to the conversion date (representing a discount rate of 25%) (subject to equitable adjustments by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events).

Convertible Note J. On April 26, 2024, the Company entered into an unsecured 12% Convertible Promissory Note in the principal amount of $1,250,000, with an original issue discount of $250,000. Quarterly interest payments commence on June 28, 2024 until maturity on April 26, 2026. Periodic principal payments of $220,000, for any unconverted amounts, commence on December 28, 2024, until maturity. After six months, the note may be converted into shares of the Company’s common stock at a ten percent discount to the five-day VWAP prior to conversion. If an event of default, as defined in the note, has occurred, the conversion rate shall be the lessor of $40 and the lowest traded price for the five prior trading days. The December 28, 2024, payment was not made prior to December 31, 2024, and the note was past due.

Convertible Note K. On June 30, 2024, the Company entered into an unsecured 15% Convertible Promissory Note in the principal amount of $312,500, with an original issue discount of $62,500. Quarterly interest payments commence on June 28, 2024 until maturity on March 26, 2025. After six months, the note may be converted into shares of the Company’s common stock at a ten percent discount to the five-day VWAP prior to conversion. If an event of default, as defined in the note, has occurred, the conversion rate shall be the lessor of $40 and the lowest traded price for the five prior trading days.

Following is a summary of contractual maturities as of December 31, 2024:

	Notes	Convertible Notes	Total
2025	$379,845	$2,079,457	$2,459,302
Total	$379,845	$2,079,457	$2,459,302

NOTE 6 – LEASES

Boston Solar was acquired on April 21, 2022 and has fixed rate non-cancelable operating lease agreements for office, warehouse, and parking real estate, vehicles, and tools. Monthly operating lease payments for real estate range between $4,789 and $20,231 and end in September 2027. Vehicle lease payments range from $594 to $1,338 per month and end March 2029. Tools lease payments range from $3 to $1,285 per month and end December 2028.

 Future minimum lease payments are as follows:

Year Ending
December 31
2025	$510,870
2026	501,904
2027	360,320
2028	106,570
2029	11,950
Total	1,491,614
Less: Interest	(99,846)
Present value of lease liabilities	1,391,768
Less: Current portion	(422,589)
Lease liability, net of current portion	$969,179

NOTE 7 - STOCKHOLDERS’ EQUITY

Class A Convertible Preferred Stock

As of December 31, 2024, the Company had authorized 80,000,000 shares of Class A Convertible Preferred Stock (“Class A Stock”) with $0.0001 par value per share, of which 1,000,000 shares were issued and outstanding as of December 31, 2024, and 2023. Each share of Class A Convertible Preferred Stock is convertible into common shares at any time into 1/10 (one-tenth of one share) shares of common stock. The Class A Convertible Preferred Stockholders vote with common stock at a rate of 50 votes per share. No dividends are payable unless declared by the Board of Directors. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of shares of Class A Convertible Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders pari passu with any payment made to the holders of Common Stock by reason of their ownership thereof, an amount per share equal to any dividends declared but unpaid thereon.

Class B Convertible Preferred Stock

As of December 31, 2024, and 2023, the Company had authorized 1,500 shares of Class B Convertible Preferred Stock, $0.0001 par value per share, of which 0 shares were issued and outstanding as of December 31, 2024, and 2023. Each share of Class B Convertible Preferred Stock has a stated value of $1,200 and is convertible into common shares at any time at the stated value divided by $0.00244. The Class B Convertible Preferred Stockholders vote with common stock on an as-converted basis, receive a cumulative 8% annual dividend paid quarterly in cash or stock, and receive dividends on an as-converted basis pari passu with common stock. The shares may be redeemed by the Company at the stated value, plus any accrued amounts, multiplied by a premium ranging from 1.15 to 1.25, depending on redemption timing. Upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary, the Holders shall be entitled to receive out of the assets, whether capital or surplus, of the Corporation an amount equal to the Stated Value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing for each share of Class B Convertible Preferred Stock before any distribution or payment shall be made to the holders of any Junior Securities, and if the assets of the Corporation shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the Class B Convertible Preferred Stock Holders shall be ratably distributed among the Class B Convertible Preferred Stock Holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. A Fundamental Transaction or Change of Control Transaction shall not be deemed a Liquidation. The Corporation shall mail written notice of any such Liquidation, not less than forty-five days prior to the payment date stated therein, to each Class B Convertible Preferred Stock Holder.

Class C Convertible Preferred Stock

As of December 31, 2024, and 2023, the Company had authorized 1,500 shares of Class C Convertible Preferred Stock, $0.0001 par value per share, of which 0 shares were issued and outstanding as of December 31, 2024, and 2023. Each share of Class C Convertible Preferred Stock has a stated value of $1,200 and is convertible into common shares at any time at the stated value divided by the lower of $0.1055 or the lowest VWAP over the prior fifteen trading days. The Class C Convertible Preferred Stockholders vote with common stock on an as-converted basis, receive a cumulative 3% annual dividend paid quarterly in cash or stock, and receive dividends on an as-converted basis pari passu with common stock. The shares may be redeemed by the Company at the stated value, plus any accrued amounts, multiplied by a premium ranging from 1.15 to 1.25, depending on redemption timing. Upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary, the Holders shall be entitled to receive out of the assets, whether capital or surplus, of the Corporation an amount equal to the Stated Value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing for each share of Class C Convertible Preferred Stock before any distribution or payment shall be made to the holders of any Junior Securities, and if the assets of the Corporation shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the Class C Convertible Preferred Stock Holders shall be ratably distributed among the Class C Convertible Preferred Stock Holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. A Fundamental Transaction or Change of Control Transaction shall not be deemed a Liquidation. The Corporation shall mail written notice of any such Liquidation, not less than forty-five days prior to the payment date stated therein, to each Class C Convertible Preferred Stock Holder.

Class D Convertible Preferred Stock

As of December 31, 2024, and 2023, the Company had authorized 2,000 shares of Class D Convertible Preferred Stock, $0.0001 par value per share, of which 0 shares were issued and outstanding as of December 31, 2024, and 2023. Each share of Class D Convertible Preferred Stock has a stated value of $1,200 and is convertible into common shares at any time at the stated value divided by the lower of $0.1055 or the lowest VWAP over the prior fifteen trading days. The Class D Convertible Preferred Stockholders vote with common stock on an as-converted basis, receive a cumulative 3% annual dividend paid quarterly in cash or stock, and receive dividends on an as-converted basis pari passu with common stock. The shares may be redeemed by the Company at the stated value, plus any accrued amounts, multiplied by a premium ranging from 1.15 to 1.25, depending on redemption timing. Upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary, the Holders shall be entitled to receive out of the assets, whether capital or surplus, of the Corporation an amount equal to the Stated Value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing for each share of Class D Convertible Preferred Stock before any distribution or payment shall be made to the holders of any Junior Securities, and if the assets of the Corporation shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the Class D Convertible Preferred Stock Holders shall be ratably distributed among the Class D Convertible Preferred Stock Holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. A Fundamental Transaction or Change of Control Transaction shall not be deemed a Liquidation. The Corporation shall mail written notice of any such Liquidation, not less than forty-five days prior to the payment date stated therein, to each Class D Convertible Preferred Stock Holder.

Class E Convertible Preferred Stock

As of December 31, 2024, and 2023, the Company had authorized 5,000 shares of Class E Convertible Preferred Stock, $0.0001 par value per share, of which 0 shares were issued and outstanding as of December 31, 2024, and 2023. Each share of Class E Convertible Preferred Stock has a stated value of $1,200 and is convertible into common shares at any time at the stated value divided by the lower of the common stock’s prior day closing price at issuance or the lowest VWAP over the prior fifteen trading days. The Class E Convertible Preferred Stockholders vote with common stock on an as-converted basis, receive a cumulative 8% annual dividend paid quarterly in cash or stock, and receive dividends on an as-converted basis pari passu with common stock. The shares may be redeemed by the Company at the stated value, plus any accrued amounts, multiplied by a premium ranging from 1.15 to 1.20, depending on redemption timing. Upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary, the Holders shall be entitled to receive out of the assets, whether capital or surplus, of the Corporation an amount equal to the Stated Value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing for each share of Class E Convertible Preferred Stock before any distribution or payment shall be made to the holders of any Junior Securities, and if the assets of the Corporation shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the Class E Convertible Preferred Stock Holders shall be ratably distributed among the Class E Convertible Preferred Stock Holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. A Fundamental Transaction or Change of Control Transaction shall not be deemed a Liquidation. The Corporation shall mail written notice of any such Liquidation, not less than forty-five days prior to the payment date stated therein, to each Class E Convertible Preferred Stock Holder.

Undesignated Preferred Shares

As of December 31, 2024, and 2023, a total of 19,990,000 shares of preferred stock remains undesignated and unissued.

Except as noted above, shares of Preferred Stock rank pari passu with the Company’s Common Stock with respect to liquidation rights.

Preferred Stock Issuances and Conversions

During the year ended December 31, 2023, the Company issued 5,474,018 and 34 shares of Class A Convertible Preferred Stock and Class C Convertible Preferred Stock, respectively.

During the year ended December 31, 2023, the Company exchanged 2,773 shares of common stock in exchange for 80,199,999 and 53 shares or Class A Convertible Preferred Stock and Class C Convertible Preferred Stock, respectively.

Common Stock

As of December 31, 2024, and 2023, the Company’s authorized common stock was 6,000,000,000 and 192,307,693 shares, respectively, at $0.0001 par value per share. As of December 31, 2024, and 2023 shares issued and outstanding were 40,923,495 and 43,516, respectively.

Common Stock Issuances

During the year ended December 31, 2023, the Company had the following issuances of common stock:

•	14,126 shares for services
•	28 shares for acquisition expenses
•	8,214 shares for cash
•	10,859 shares for the conversion of debt and accrued interest
•	1,227 shares for rounding adjustments as a result of reverse splits
•	6,179 shares for the exercise of pre-funded warrants
•	2,773 shares for the conversion of preferred shares

During the year ended December 31, 2024, the Company had the following issuances of common stock:

•	1,693,096 shares for services
•	8,680,921 shares for cash
•	17,410,824 shares for the conversion of debt and accrued interest
•	1,059,770 shares for the conversion of liabilities
•	11,363,199 shares for rounding adjustments as a result of reverse splits
•	4,850 shares for the exercise of pre-funded warrants
•	667,319 shares for the settlement of pre-funded warrants

Equity Financing and Registration Rights Agreements

On January 26, 2023 (the “Effective Date”), the Company entered into an equity financing agreement (the “Equity Financing Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with GHS Investments LLC (“GHS”) pursuant to which GHS shall purchase from the Company, up to that number of shares of common stock of the Company (the “Shares”) having an aggregate Purchase Price of Ten Million Dollars ($10,000,000), subject to certain limitations and conditions set forth in the Equity Financing Agreement from time to time over the course of twenty four (24) months after an effective registration of the Shares with the SEC pursuant to the Registration Rights Agreement, was declared effective by the SEC during February 2024 (the “Contract Period”).

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

Warrants

On December 14, 2023, SinglePoint Inc. entered into an underwriting agreement with Alexander Capital, LP, as representative of the underwriters party thereto (together, with the Representative, the “Underwriters”), related to the Company’s public offering (the “Offering”) of 8,000 shares of common stock, par value $0.0001 per share, of the Company (the “Firm Shares”). In connection with the Offering, and as partial underwriting consideration, the Company issued warrants for the purchase of an aggregate of 160 shares of common stock (the “Underwriter Warrants”) to the Underwriters.  The Underwriter Warrants, subject to a 180-day lock-up restriction, are exercisable for a five-year period commencing on the date of commencement of sales of securities pursuant to the Registration Statement at an exercise price of $650, equal to 130% of the offering price per share sold in the Offering. The Offering occurred on December 19, 2023.

The Company entered into conversion agreements with the holders of the Company’s outstanding shares of Class B, C, D, and E preferred stock under which such holders agreed to convert all their shares into Common Stock and pre-funded warrants as of December 15, 2023. As a result of the conversions, the Company issued 37,072 pre-funded warrants. The pre-funded warrants have no expiration date and have an exercise price of $0.01 per share. The conversion resulted in a loss totaling $1,394,817 during the year ended December 31, 2023.

During the year ended December 31, 2024, the Company issued 667,319 shares of common stock to settle four outstanding warrants with an investor. As a result of the issuance, the Company recorded a loss on warrant settlement totaling $542,000.

The following table presents the Company’s warrants as of December 31, 2024, and 2023, and for the years then ended:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Warrants and warrants exercisable as of December 31, 2022	4	$118,560.00	4.26
Issued	37,232	2.80	10.00
Settled	-	-	-
Exercised	(6,179)	0.01	10.00
Warrants and warrants exercisable as of December 31, 2023	31,057	18.63	9.97
Issued	9,823	0.01	10.00
Settled	(4)	118,560.00	2.41
Exercised	(4,850)	0.01	10.00
Warrants and warrants exercisable as of December 31, 2024	36,026	$2.90	9.11

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company has a related party investment and note receivable, as further detailed in Note 4.

During the year ended December 31, 2023, the debt and accrued interest balance owed to a former officer of the Company totaling $872,000 was converted into 2,699 common shares.

During the year ended December 31, 2023, debt and accrued interest owed to a former officer of Boston Solar of $336,258 was converted into 3,363 common shares.

As of December 31, 2023, the Company’s Chief Executive Officer ("CEO") and an officer of a subsidiary had advances to the Company of $12,086 and $10,570, respectively. As of December 31, 2024, the CEO and an officer of a subsidiary had advances to the Company of $nil and $3,074, respectively.

As of December 31, 2024, an officer of a subsidiary had advances to the Company totaling $75,000.

During the year ended December 31, 2024, the Company recorded an impairment of a note receivable from the Company’s Chief Financial Officer (“CFO”) totaling $20,000.

During the year ended December 31, 2024, the Company recorded an impairment of a note receivable from a former subsidiary totaling $63,456.

On January 4, 2023, the Company issued 5 shares of common stock to a board member of the Company in exchange for conversion of 200,000 shares of Class A Preferred Stock.

On February 9, 2023, the Company issued 6 shares of common stock to the family member of a former officer in exchange for conversion of 236,000 shares of Class A Preferred Stock.

On April 17, 2023, the Company issued 522 shares of common stock to a former officer and related family members in exchange for conversion of 27,118,665 shares of Class A Preferred Stock.

On April 17, 2023, the Company issued 372 shares and 234 shares of common stock to the Chief Executive Officer and Chief Financial Officer, respectively, in exchange for conversion of 19,363,285 shares and 12,175,000 shares of Class A Preferred Stock, respectively.

On April 17, 2023, the Company issued 203 shares of common stock to a member of the board of directors in exchange for 10,571,000 shares of Class A Preferred Stock.

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

Equity Incentive Plan

On January 30, 2020, the Company adopted the 2019 Equity Incentive Plan (the “Plan”) to provide additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons. Subject to adjustment as provided in the Plan, 33 shares of Common Stock are available for issuance in connection with awards granted under the Plan. Stock options, stock appreciation rights, restricted shares, and restricted share units are eligible to be issued under the Plan. As of the date of this report the Company has not issued any awards under the Plan.

Settlement Agreement

On July 11, 2024, the Company entered into a Settlement Agreement with Silverback Capital Corporation ("SCC") to resolve outstanding overdue liabilities with different vendors totaling approximately $2.5 million. Under the terms of the agreement, the Company will issue freely tradable common stock shares to SCC, known as "Settlement Shares." The number of shares issued will be determined based on the stock's trading price during a specified valuation period, with provisions for adjustment based on corporate actions or market conditions.

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

On September 6, 2024, the Company received a notice (the “Notice”) from the Staff of Cboe BZX that the Cboe BZX Hearings Panel (the “Panel”) had denied the Company’s request for an extension to evidence compliance with the requirements for continued listing on the Cboe BZX as set forth in Cboe BZX Listing Rules 14.6(c)(1), 14.9(e)(1)(B) and 14.9(e)(2) and, based on previously disclosed deficiencies, affirmed the previously disclosed Staff Delisting Determination and ordered that the Company’s common stock be suspended and delisted from the Cboe BZX pursuant to the procedures set forth in Cboe BZX Listing Rule 14.12(f) and 14.12(h)(4)(B). As a result of the Panel’s decision, the Staff informed the Company that the suspension of trading of the Company’s common stock would be effective after the closing of trading on September 10, 2024. During October 2024, the Company was removed from Cboe BZX. The Company does not expect the Panel’s decision to have any impact on its day-to-day operations.

NOTE 10 - REVENUE CLASSES AND CONCENTRATIONS

Selected financial information for the Company’s operating revenue for disaggregated revenue purposes are as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023

Revenue by product/service lines:

Retail	$-	$726,017
Services	20,283,064	25,593,846
Total	$20,283,064	$26,319,863

Revenue by subsidiary:

SinglePoint (parent company)	$-	$14,698
Boston Solar	20,283,064	25,559,983
Box Pure Air	-	704,540
Non-Core	-	40,642
Total	$20,283,064	$26,319,863

No customers comprised 10% or greater of the Company's accounts receivable or revenues as of December 31, 2024 and 2023, and the years then ended.

NOTE 11 – INCOME TAXES

The components of income tax expense for the years ended December 31, 2024, and 2023 consist of the following:

	2024	2023
Federal tax statutory rate	21.0%	21.0%
Temporary differences:
Stock/option compensation	(1.7)%	(12.4)%
Permanent differences:
Changes in fair value of derivatives	2.4%	0.9%
Financing costs	(2.4)%	(2.3)%
Debt discount amortization	(2.1)%	(0.8)%
Loss on settlement of liabilities, warrants and preferred stock	(3.9)%	(2.1)%
Loss on conversion of preferred stock	0.0%	(1.7)%
Impairments	(7.3)%	0.0%
Valuation allowance	(6.1)%	(6.8)%
Effective rate	0%	0%

Significant components of the Company’s estimated deferred tax assets and liabilities as of December 31, 2024 and 2023 are as follows:

	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$7,301,000	$5,600,000
Temporary differences	-	90,000
Total deferred tax asset	7,301,000	5,510,000
Valuation allowance	(7,301,000)	(5,510,000)
	$-	$-

The Company has net operating losses (“NOLs”) as of December 31, 2024, of approximately $34,766,000 available to offset taxable income in future years for federal tax purposes, which will expire in varying amounts through 2044. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code ("IRC") Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry-forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs could be substantially limited. The Company has no tax provision for the years ended December 31, 2024, and 2023, due to the net losses and full valuation allowances against net deferred tax assets.

NOTE 12 - SUBSEQUENT EVENTS

On January 1, 2025, the $300,000 Seller Convertible Note (Note 5) automatically converted into 1,935,981 shares of common stock and 24,738,128 pre-funded warrants exercisable at $0.0001 per share.

From January to March 2025, the Company issued 8,457,600 shares of common stock for cash totaling $80,000.

During January and February 2025, the Company issued 24,109,000 shares of common stock for the conversion of notes payable and accrued interest totaling $115,000.

During February 2025, the Company issued 2,297,604 shares of common stock for the settlement of liabilities totaling $20,700.

During February 2025, the Company issued 281 shares of Class C Convertible Preferred Stock for cash totaling $281,000.

During March 2025, the Company issued 2,135,000 shares of common stock for the conversion of settlement liabilities totaling $11,000.

On April 8, 2025, the Company entered into a securities purchase agreement providing for the issuance of an unsecured Convertible Promissory Note in the principal amount of $201,250, with an original issue discount of $26,250.  A one-time interest charge of 14%, or $28,175, was applied on the issuance date to the principal. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in five (5) payments, the first of which is $114,713 and the final four each in the amount of $28,678. The first payment is due October 15, 2025, with four (4) subsequent payments due each month thereafter. Upon the occurrence and during the continuation of any Event of Default, the note shall become immediately due and payable and the Company shall pay to the holder, in full satisfaction of its obligations hereunder, an amount equal to 150% times any amounts due under the note. Additionally, the note shall be convertible into shares of the Company common stock at a conversion rate equal to 75% multiplied by the lowest closing price for the common stock during the ten (10) trading days prior to the conversion date (representing a discount rate of 25%).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our President, and our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on that evaluation, our management, including our and CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure due to the material weaknesses described below.

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

2)

inadequate segregation of duties consistent with control objectives. Specifically, the Company’s accounting and financial reporting functions lack sufficient segregation of duties and the appropriate accounting qualifications to produce consolidated financial statements in conformity with accounting principles generally accepted in the United States of America and Regulation S-X of the Securities and Exchange Commission;

3)

inadequate review and approval of journal entries and revenue cut-off. The Company has not designed controls to ensure journal entries are reviewed and approved by an individual other than the person who records the entry in the Company’s accounting software. Additionally, the Company has not designed controls to ensure proper cutoff of revenue transactions. As a result, the Company’s accounting and financial reporting functions lack sufficient controls to produce consolidated financial statements in conformity with accounting principles generally accepted in the United States of America and Regulation S-X of the Securities and Exchange Commission;

4)

inadequate financial statement closing process. The Company has not designed controls to ensure the accounting records have been properly closed and approved prior to being provided to our independent auditors. As a result, the Company’s accounting and financial reporting functions lack sufficient controls to produce consolidated financial statements in a timely manner;

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

None.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names, ages, and positions of the Company’s present executive officers and directors are set forth in the following table (1):

Name	Age	Position
William Ralston	35	Chairman of the Board and Chief Executive Officer
Corey Lambrecht	54	President, Chief Financial Officer and Director
Eric Lofdahl	62	Independent Director
Tony Thomas	57	Independent Director
Jim Rulfs	71	Independent Director

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

Board Composition and Risk Oversight

Our Board is currently composed of five members. We have entered into independent director agreements with Jim Rulfs. Tony Thomas, and Eric Lofdahl, pursuant to which they have been appointed to serve as independent directors. As a result of these appointments, three of our directors are independent within the meaning of the listing requirements and rules of the OTC Exchange. Our articles of incorporation and bylaws provide that the number of our directors shall be fixed from time to time by resolution of our Board.

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

Audit Committee

Our Audit Committee will consist of Eric Lofdahl, Jim Rulfs and Tony Thomas, each of whom, our Board determined, satisfies the requirements under the OTC listing standards and applicable SEC rules. Eric Lofdahl serves as the Audit Committee Chairman; our Board determined that Eric Lofdahl is an “audit committee financial expert” as defined in applicable SEC regulations. Each member of the Audit Committee is independent and can read and understand fundamental financial statements in accordance with applicable requirements.

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

Our Audit Committee operates under a written charter that satisfies the applicable OTC listing requirements.

Compensation Committee

Our Compensation Committee will consist of Jim Rulfs and Eric Lofdahl, each of whom is independent under the OTC listing standards and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The chair of the Compensation Committee is Jim Rulfs. The primary purpose of the Compensation Committee is to discharge the responsibilities of the Board in overseeing our compensation policies, plans and programs and to review and determine the compensation to be paid to our executive officers, directors and other senior management, as appropriate. The Compensation Committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

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

Our Compensation Committee operates under a written charter that satisfies the applicable OTC listing standards. The charter of the Compensation Committee charter permits the committee to retain or receive advice from a compensation consultant and outlines certain requirements to ensure the consultants’ independence or certain circumstances under which the consultant need not be independent. However, as of the date hereof, the Company has not retained such a consultant.

Nominating Committee

Our Nominating Committee will consist of Eric Lofdahl, Jim Rulfs and Tony Thomas, each of whom, our Board determined, is independent under the OTC listing standards. The chair of our Nominating Committee is Eric Lofdahl.  The Nominating Committee’s duties, which are specified in its charter, include, but are not limited to:

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

•

developing and recommending to the board a set of corporate governance principles satisfying the standards established under the applicable laws, regulations, and listing requirements of the OTC and annually reviewing such principles and practices and recommending changes where appropriate;

•	overseeing succession planning for executive officers; and

•

considering questions of possible conflicts of interest of members of the board, reviewing actual or potential conflicts of interest or related party transactions, and making determinations on any actual or potential conflicts of interest as needed.

Meetings of the Board

During its fiscal year ended December 31, 2024, the Board met numerous times and acted by written consent on multiple occasions.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid to our Chief Executive Officer, Chief Financial Officer and those executive officers that earned in excess of $120,000 during the last two fiscal years ended December 31, 2024 and 2023 (collectively, the “Named Executive Officers”):

 Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Stock Awards ($)	Total ($)
William Ralston,	2024	$357,578	*	$-	$54,500	*
Chief Executive Officer, Chairman of the Board	2023	$312,901		$-	$312,901
Corey Lambrecht,	2024	$292,240	*	$-	$67,500	*
President, Chief Financial Officer, and Director	2023	$262,297		$-	$262,297

* $118,886 has been paid to the officers, the remaining balance has been accrued and recorded and will be paid out in line with the terms of the officer’s employment agreement when possible.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth, as of December 31, 2024, certain information concerning the beneficial ownership of our capital stock, including our common stock, and Class A Convertible Preferred Stock, by:

•	each stockholder known by us to own beneficially 5% or more of any class of our outstanding stock;
•	each director;
•	each named executive officer;
•	all of our executive officers and directors as a group; and
•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our outstanding stock.

We currently have authorized 6,000,000,000 shares of common stock and 100,000,000 shares of preferred stock, of which 80,000,000 shares are designated as Class A Convertible Preferred Stock, 1,500 shares are designated as Class B Convertible Preferred Stock, 1,500 shares are designated as Class C Convertible Preferred Stock, 2,000 shares are designated as Class D Convertible Preferred Stock, 5,000 shares are designated as Class E Convertible Preferred Stock, and 19,990,000 shares of preferred stock remain undesignated. There were 40,923,495 shares of common stock, 1,000,000 shares of Class A Convertible Preferred Stock, no shares of Class B Convertible Preferred Stock, no shares of Class C Convertible Preferred Stock, no shares of Class D Convertible Preferred Shares, and no shares of Class E Convertible Preferred Shares outstanding as of December 31, 2024. Each share of Class A Convertible Preferred Stock is convertible at any time into one tenth (1/10) of common stock, totaling 100,000 shares of common stock assuming full conversion of all outstanding shares. Each share of Class A Convertible Preferred Stock votes with the shares of Common Stock and is entitled to fifty (50) votes per share.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within sixty (60) days of December 31, 2024, are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, we believe the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owner	Amount and nature of beneficial ownership	Percent of Class
Class A Convertible Preferred Stock	-	-	-%

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner (1)	Amount and nature of beneficial ownership	Percent of Class
Common Stock
	Eric Lofdahl	207	*
	Wil Ralston	1,373	*
	Corey Lambrecht	234	*
	Jim Ruffs	100	*
	Executive Officers and Directors as a Group	1,914	*

Class A Convertible Preferred Stock
	Wil Ralston	325,000	33%
	Corey Lambrecht	275,000	27%

	Executive Officers and Directors as a Group	600,000	60%

________

* Less than 1%.

Stock Option Plan and other Employee Benefits Plans

The following table provides information as of December 31, 2024, regarding shares of common stock that may be issued under the Singlepoint Inc. 2019 Equity Incentive Plan (the “Plan”), which was created in 2019 and approved by the holders of a majority of the outstanding shares of common stock. Information is included for both equity compensation plans approved by the Company’s stockholders and not approved by the Company’s stockholders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	-	-	33
Equity compensation plans not approved by security holders	-	-	-
Total:	-	-	33

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

Number of Shares. Subject to adjustment as provided in the Plan, 33 shares of Common Stock are available for issuance in connection with awards granted under the Plan.

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

Stock Issuances to Officers and Directors

None.

Promoters and Certain Control Persons

None.

 Independent Directors

The Company has three independent directors, Eric Lofdahl, Tony Thomas, and Jim Rulfs.

Item 14. Principal Accountant Fees and Services.

Our independent public accounting firm is Turner Stone & Company, L.L.P., Dallas, Texas, PCAOB Auditor ID 76.

Principal Accountant Fees & Services	2024	2023
Audit Fees	$219,620	$109,500
Audit Related Fees	-	18,000
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$219,620	$127,500

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

Tax Fees

These amounts consisted of the aggregate fees billed for each of the last two fiscal years for tax services including tax compliance and the preparation of tax returns and tax consultation services. There were no such services by our principal accountant in 2024 or 2023.

All Other Fees

These amounts consisted of the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above. There were no such services by our principal accountant in 2024 or 2023.

PART IV

Item 15. Exhibits and Financial Schedules

(a)(1) Index to Consolidated Financial Statements

The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K. See Part II, Item 8, “Financial Statement and Supplementary Data.”

(a)(2) Financial Statement Schedules

Other financial statement schedules for the years ended December 31, 2024, and 2023 have been omitted since they are either not required, not applicable, or the information is otherwise included in the consolidated financial statements or the notes to consolidated financial statements.

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

SINGLEPOINT INC.

Dated: September 10, 2025	By:	/s/ William Ralston
William Ralston CEO/Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Ralston	Chief Executive Officer, Director	September 10, 2025
William Ralston	(Principal Executive Officer)

/s/ Corey Lambrecht	President, Chief Financial Officer, Director	September 10, 2025
Corey Lambrecht	(Principal Financial Officer and Principal Accounting Officer)

/s/ Eric Lofdahl	Director	September 10, 2025
Eric Lofdahl

/s/ James Rulfs	Director	September 10, 2025
James Rulfs

/s/ Tony Thomas	Director	September 10, 2025
Tony Thomas

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Date Filed	Exhibit No.	Filed Herewith
3.1 -	Bylaws of Carbon Credits International, Inc.	S-1	333-267779	October 7, 2022	3.1
3.2 -	Articles of Incorporation Carbon Credits International, Inc.	S-1	333-267779	October 7, 2022	3.2
3.3 -	Certificate of Designation for Class A Convertible Preferred Stock filed with State of Nevada on October 18, 2007.	S-1	333-267779	October 7, 2022	3.3
3.4 -	Certificate of Change filed with State of Nevada on April 17, 2008.	S-1	333-267779	October 7, 2022	3.4
3.5 -	Articles of Merger filed with State of Nevada on January 10, 2012.	S-1	333-267779	October 7, 2022	3.5
3.6 -	Amendment to Certificate of Designation filed with State of Nevada on May 17, 2013.	S-1	333-267779	October 7, 2022	3.6
3.7 -	Certificate of Amendment to Articles of Incorporation filed with State of Nevada on June 25, 2013.	S-1	333-267779	October 7, 2022	3.7
3.8 -	Certificate of Amendment to Articles of Incorporation filed with State of Nevada on July 1, 2013.	S-1	333-267779	October 7, 2022	3.8
3.9 -	Amendment to Certificate of Designation filed with State of Nevada on November 30, 2015.	S-1	333-267779	October 7, 2022	3.9
3.10 -	Certificate of Amendment to Articles of Incorporation on July 25, 2016.	S-1	333-267779	October 7, 2022	3.10
3.11 -	Amendment to Certificate of Designation filed with State of Nevada on July 25, 2016.	S-1	333-267779	October 7, 2022	3.11
3.12 -	Certificate of Amendment to Articles of Incorporation filed with State of Nevada on July 26, 2016.	S-1	333-267779	October 7, 2022	3.12
3.13 -	Certificate of Correction filed with State of Nevada on July 29, 2016.	S-1	333-267779	October 7, 2022	3.13
3.14 -	Certificate of Amendment to Articles of Incorporation filed with State of Nevada on August 31, 2017.	S-1	333-267779	October 7, 2022	3.14
3.15 -	Amendment to Certificate of Designation filed with State of Nevada on August 31, 2017.	S-1	333-267779	October 7, 2022	3.15
3.16 -	Amended and Restated Articles of Incorporation of Singlepoint Inc. dated January 31, 2020 (including Amended and Restated Certificate of Designation for the Class A Convertible Preferred Stock).	S-1	333-267779	October 7, 2022	3.16

3.17 -	Amended and Restated Bylaws of Singlepoint Inc.	S-1	333-267779	October 7, 2022	3.17
3.18 -	Certificate of Designation for Class B Convertible Preferred Stock filed with State of Nevada on December 22, 2020.	S-1	333-267779	October 7, 2022	3.18
3.19 -	Certificate of Designation for Class C Convertible Preferred Stock filed with State of Nevada on January 28, 2021.	S-1	333-267779	October 7, 2022	3.19
3.20 -	Certificate of Designation for Class D Convertible Preferred Stock filed with State of Nevada on March 11, 2021.	S-1	333-267779	October 7, 2022	3.20
3.21 -	Certificate of Designation for Class E Convertible Preferred Stock filed with State of Nevada on March 11, 2021.	S-1	333-267779	October 7, 2022	3.21
3.22 -	Certificate of Amendment to Restated Articles of Incorporation filed with State of Nevada on March 18, 2021.	S-1	333-267779	October 7, 2022	3.22
3.23 -	Amended Certificate Of Designation Of Preferences, Rights And Limitations Of Class C Convertible Preferred Stock filed with the State of Nevada on June 6, 2022.	S-1	333-267779	October 7, 2022	3.23
3.24 -	Amended Certificate Of Designation Of Preferences, Rights And Limitations Of Class D Convertible Preferred Stock filed with the State of Nevada on June 6, 2022.	S-1	333-267779	October 7, 2022	3.24
3.25 -	Amended Certificate of Designation for the Class A Convertible Preferred Stock filed with the State of Nevada on July 14, 2022.	S-1	333-267779	October 7, 2022	3.25
3.26 -	Amended Certificate of Designation for the Class E Convertible Preferred Stock filed with the State of Nevada on January 24, 2023.	8-K	000-53425	January 27, 2023	3.1
3.27	Certificate of Amendment to Articles of Incorporation filed with the State of Nevada on July 20, 2023	8-K	000-53425	July 25, 2023	3.1
3.28	Amended Certificate of Designation For Class A Convertible Preferred Stock.	8-K	000-53425	December 1, 2023	3.1
3.29	Amended and Restated Bylaws of Singlepoint Inc.	8-K	000-53425	February 4, 2020	3.1
3.30	Certificate of Change filed with the State of Nevada on December 14, 2023.	8-K	000-53425	December 19, 2023	3.1
4.1	Underwriter Warrant	8-K	000-53425	December 19, 2023	4.1
4.2	Promissory Note dated February 23, 2024, in the principal amount of $156,00, issued to 1800 Diagonal Lending LLC.	8-K	000-53425	March 1, 2024	4.1
4.3	Promissory Note dated February 23, 2024, in the principal amount of $163,585, issued to 1800 Diagonal Lending LLC.	8-K	000-53425	March 1, 2024	4.2
4.4	Description of Securities					X
10.1	Securities Purchase Agreement between Singlepoint Inc. and GS Capital, LLC Partners, LLC dated as of March 6, 2020 (including the $1,440,000 principal amount of 10% Convertible Redeemable Note)	8-K	000-53425	March 13, 2020	10.1
10.2	Equity Financing Agreement between Singlepoint Inc. and GHS Investments LLC dated as of April 21, 2020	8-K	000-53425	April 23, 2020	10.1

10.3	Registration Rights Agreement between Singlepoint Inc. and GHS Investments LLC dated as of April 21, 2020	8-K	000-53425	April 23, 2020	10.2
10.4	Amendment to Secured Convertible Promissory Notes between Singlepoint Inc. and Iliad Research and Trading, L.P., UAHC Ventures LLC dated as of October 12, 2020	8-K	000-53425	October 15, 2020	10.1
10.5	Securities Purchase Agreement between Singlepoint Inc, GHS Investments LLC dated as of December 16, 2020	8-K	000-53425	December 23, 2020	10.1
10.6	Securities Purchase Agreement between Singlepoint Inc, and GHS Investments LLC dated as of January 28, 2021	8-K	000-53425	February 1, 2021	10.1
10.7	Securities Purchase Agreement between Singlepoint Inc. and GHS Investments LLC dated as of March 11, 2021	8-K	000-53425	March 16, 2021	10.1
10.8	Note Purchase Agreement between Singlepoint Inc, and Bucktown Capital, LLC dated as of July 13, 2021	8-K	000-53425	July 20, 2021	10.1
10.9	Equity Financing Agreement between Singlepoint Inc. and GHS Investments, LLC dated September 16, 2021	8-K	000-53425	September 20, 2021	10.1
10.10	Registration Rights Agreement between Singlepoint Inc. and GHS Investments, LLC dated September 16, 2021	8-K	000-53425	September 20, 2021	10.2
10.11	Purchase Agreement between Singlepoint Inc. and GHS Investments, LLC dated as of April 7, 2022	8-K	000-53425	April 14, 2022	10.1
10.12	Securities Purchase Agreement Between Singlepoint Inc. and Daniel Mello Guimaraes, Romain Strecker, and The Boston Solar Company LLC, including First Amendment, and Extension Agreement	8-K	000-53425	April 27, 2022	10.1
10.13	Securities Purchase Agreement between Singlepoint Inc. and Cameron Bridge LLC, Target Capital LLC, and Walleye Opportunities Fund Ltd. dated as of April 21, 2022	8-K	000-53425	April 27, 2022	10.1
10.14†	Employment Agreement between Singlepoint Inc. and Corey Lambrecht dated January 17, 2020	8-K	000-53425	January 17, 2020	10.1
10.15†	Amendment to Employment Agreement by and among Singlepoint Inc. and Corey Lambrecht dated November 24, 2021	8-K	000-53425	November 30, 2021	10.1
10.16†	Agreement between Singlepoint Inc. and Corey Lambrecht dated July 15, 2022	8-K	000-53425	July 19, 2022	10.2
10.17†	Separation Agreement and General Release between Singlepoint Inc, and Gregory Lambrecht dated as of May 18, 2021	8-K	000-53425	May 20, 2021	10.1
10.18†	Employment Agreement between Singlepoint Inc. and William Ralston dated May 30, 2018	10	000-53425	June 15, 2018	10.7
10.19†	Amendment to Employment Agreement by and among Singlepoint Inc. and William Ralston dated November 24, 2021	8-K	000-53425	November 30, 2021	10.2

10.20†	Agreement between Singlepoint Inc. and William Ralston dated July 15, 2022	8-K	000-53425	July 19, 2022	10.1
10.21†	Singlepoint Inc. 2019 Equity Incentive Plan	8-K	000-53425	February 4, 2020	10.1
10.22†	Service Agreement between Singlepoint Inc. and James Rulfs	8-K	000-53425	August 2, 2022	10.1
10.22†	Purchase Agreement between Singlepoint Inc. and GHS Investments, LLC dated as of November 3, 2022	8-K	000-53425	November 9, 2022	10.1
10.23†	Purchase Agreement between Singlepoint Inc. and 622 Capital, LLC dated as of November 3, 2022	8-K	000-53425	November 9, 2022	10.2
10.24†	Purchase Agreement between Singlepoint Inc. and GHS Investments, LLC dated as of January 13, 2023	8-K	000-53425	January 18, 2023	10.1
10.25†	Equity Financing Agreement between Singlepoint Inc. and GHS Investments, LLC dated as of January 26, 2023	8-K	000-53425	January 30, 2023	10.1
10.25†	Registration Rights Agreement between Singlepoint Inc. and GHS Investments, LLC dated as of January 26, 2023	8-K	000-53425	January 30, 2023	10.2
10.25†	Placement Agent Agreement between Singlepoint Inc. and Icon Capital Group, LLC	8-K	000-53425	January 30, 2023	10.3
10.26	Securities Purchase Agreement between Singlepoint Inc. and 1800 Diagonal Lending LLC dated as of August 28, 2023	8-K	000-53425	September 7, 2023	10.1
10.27	Securities Purchase Agreement between Singlepoint Inc. and GHS Investments, LLC dated as of August 30, 2023	8-K	000-53425	September 7, 2023	10.2
10.28	Underwriting Agreement dated December 14, 2023, by and among SinglePoint Inc., Alexander Capital, L.P. and the Underwriters named in Schedule I thereto.	8-K	000-53425	December 19, 2023	10.1
10.29	Form of Convertible Stock Conversion Agreement, dated December 15, 2023, by and among SinglePoint Inc. and the investors party thereto.	8-K	000-53425	December 19, 2023	10.2
10.30	Form of Convertible Debt Conversion Agreement, dated December 15, 2023, by and among SinglePoint Inc. and the note holders party thereto.	8-K	000-53425	December 19, 2023	10.3
10.31	Form of Pre-Funded Warrant	8-K	000-53425	December 19, 2023	10.4
10.32	Exchange Agreement, dated February 16, 2024, by and between SinglePoint Inc. and Bucktown Capital, LLC.	8-K	000-53425	February 27, 2024	10.1
21	Subsidiaries of the Registrant	S-1	333-259876	June 8, 2022	21
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Clawback Policy					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

